Form 10KSB
period 2001-12-31
AJS BANCORP INC
filed 2002-03-27
CIK 1144515

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[ X ]ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended December 31, 2001 OR

[ _ ]TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ___________________ to _____________________


                        Commission File Number: 000-33405
                               AJS Bancorp, Inc.
       -------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          United States                               36-4485606
--------------------------------------    -------------------------------------
  (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)

14757 South Cicero Avenue, Midlothian, Illinois                 60445
-----------------------------------------------              ------------
  (Address of Principal Executive Offices)                    (Zip Code)

                                 (708 687-7400)
                ------------------------------------------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
               ---------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                YES [ _ ]              NO     [ X ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of March 8, 2002, there were issued and outstanding 2,406,950 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of March 8, 2002 ($14.00) was $13,091,918.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Proxy Statement for the 2002 Annual Meeting of Stockholders (Parts I and
     III).

                                     PART I

ITEM 1.                    BUSINESS
-----------------------------------

Forward Looking Statements

     This Annual Report contains certain "forward-looking statements" which may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward- looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, commercial and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

General

AJS Bancorp, Inc.

     Following completion of our mutual holding company and stock offering on December 26, 2001, AJS Bancorp, Inc. became the mid-tier stock holding company for A. J. Smith Federal Savings Bank. The business of AJS Bancorp, Inc. consists of holding all of the outstanding common stock of A. J. Smith Federal Savings Bank. AJS Bancorp, Inc. is chartered under Federal law and owns 100% of the common stock of A. J. Smith Federal. As part of our reorganization, we issued 1,227,544 shares of common stock to our mutual holding company parent, AJS Bancorp, MHC, and sold 1,179,406 shares to the public. So long as AJS Bancorp, MHC exists, it will own at least 50.1% of the voting stock of AJS Bancorp, Inc. At December 31, 2001, AJS Bancorp, Inc. had total consolidated assets of $219.8 million, total deposits of $171.8 million, and stockholders' equity of $31.2 million. Our executive offices are located at 14757 South Cicero Avenue, Midlothian, Illinois 60445, and our telephone number is (708) 687-7400.

A. J. Smith Federal Savings Bank

     A. J. Smith Federal Savings Bank was founded in 1892 by Arthur J. Smith as a building and loan cooperative organization. In 1924 we were chartered as an Illinois savings and loan association, and in 1934 we converted to a federal charter. In 1984 we amended our charter to become a federally chartered savings bank. We are a customer-oriented institution, operating from a main office in Midlothian, Illinois, and one branch office in Orland Park, Illinois. We intend to open a second branch location in Orland Park in 2002. Our primary business activity is the origination of one- to four- family real estate loans. Since 1994 we also have originated a significant number of one- to four-family loans to persons with impaired credit histories which are classified as "subprime loans" under Office of Thrift Supervision criteria. To a lesser extent, we originate multi-family, commercial real estate and consumer loans. As part of our current business plan, we intend to develop our business banking by offering commercial loans and deposit products and services to business customers. We also invest in securities, primarily United States Government Agency securities and mortgage-backed securities. Through our wholly owned subsidiary, A. J. S. Insurance, LLC, we offer insurance and investment services.

Market Area

     A. J. Smith Federal has been, and continues to be, a community-oriented savings bank offering a variety of financial products and services to meet the needs of the communities we serve. Our lending and deposit-generating area is concentrated in the neighborhoods surrounding our two offices; our main office in Midlothian, Illinois, and one branch office in Orland Park, Illinois. Both of our office locations are located in Cook County. However, we consider our market area to be the counties of Will and Cook. Midlothian is primarily a residential community, and its largest employers are state and local governments and automobile dealerships. Orland Park has more retail businesses, as well as light industrial companies. Our market area economy consists primarily of the services industry, wholesalers and retailers and manufacturing. Major employers in our market area include the Andrew Corporation, the Orland Park School District, the Village of Orland Park, and various retailers including, J. C. Penney, Marshall Fields and Sears. The economy in our market area is not dependent on any single employer or type of business.

Competition

     We face significant competition in both originating loans and attracting deposits. The Chicago metropolitan area has a high concentration of financial institutions, most of which are significantly larger institutions with greater financial resources than A. J. Smith Federal, and all of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-depository competitors such as mutual funds, securities and brokerage firms and insurance companies. The Gramm- Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, will likely increase competition among financial services companies.

Lending Activities

     General. Our loan portfolio is comprised mainly of one- to four-family residential real estate loans. The vast majority of these loans have fixed rates of interest. In addition to one- to four-family residential real estate loans, our loan portfolio consists primarily of multi-family loans and home equity lines of credit. At December 31, 2001, our loans totaled $131.1 million, of which $115.3 million, or 88.0%, were secured by one- to four-family residential real estate, $9.3 million, or 7.1%, were secured by multi-family residential and commercial real estate, $5.7 million, or 4.3%, were home equity loans, and $765,000, or .6%, were consumer loans. Our lending area is the Chicago metropolitan area, with an emphasis on lending in the south and southwest suburbs.

     We try to reduce our interest rate risk by making our loan portfolio more interest rate sensitive. Accordingly, we offer adjustable rate mortgage loans, short-and medium-term mortgage loans, and three- and five-year balloon mortgages. In addition, we offer shorter-term consumer loans and home equity lines of credit with adjustable interest rates.

     Over the past several years, a significant portion of our loan originations have consisted of loans to borrowers with impaired credit ratings, which are classified as "subprime" loans by the bank regulatory agencies. Our subprime loans are primarily secured by single family properties located throughout the Chicago metropolitan area, and generally are first or second mortgage loans. These loans generally have higher interest rates than traditional one- to four-family loans. Subprime loans are underwritten using the same criteria as our one- to four-family loans, except that loan applications will not necessarily be rejected because of the impaired credit history of a borrower or higher debt to income ratios than are permitted under Fannie Mae and Freddie Mac underwriting guidelines. At December 31, 2001, $47.1 million, or 35.9% of our loan portfolio, consisted of subprime loans based upon Office of Thrift Supervision criteria.

     Loan Portfolio Composition. The following table shows the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and allowances for losses) as of the dates indicated.

                                                                        At December 31,
                                        ----------------------------------------------------------------------------
                                            2001                      2000                      1999
                                        -------------------     ----------------------     ---------------------
                                           Amount     Percent      Amount       Percent      Amount        Percent
                                          --------   --------     ---------    ---------    ---------    ---------
                                                                (Dollars in Thousands)
Real estate loans:
-----------------
 One- to four-family (1).........         $115,344       88.01%     $  93,962       85.32%    $  91,818       82.03%
 Multi-family and commercial.....            9,281        7.08          9,442        8.57        11,919       10.65
                                          --------     -------      ---------    --------     ---------    --------
     Total real estate loans.....          124,625       95.09        103,404       93.89       103,737       92.68

Other Loans:
-----------
 Consumer loans..................              765        0.59            733        0.66           516        0.46
 Home equity.....................            5,667        4.32          5,999        5.45         7,676        6.86
                                          --------     -------      ---------    --------     ---------    --------
      Total loans................          131,057      100.00%       110,136      100.00%      111,929      100.00%
                                                       =======                   ========                  ========

Less:
----
 Allowance for (fees) loan losses           (2,508)                    (2,364)                   (2,158)
 Deferred loan costs.............               (5)                        52                        68
 Deferred gain on real estate contract         (39)                       (55)                      (63)
                                           ---------                  --------                  --------
 Total loans receivable, net.....         $128,505                  $ 107,769                 $ 109,776
                                          ========                   =========                 =========

                                                           At December 31,
                                        ------------------------------------------------
                                              1998                      1997
                                        -----------------------    -------------------
                                             Amount       Percent     Amount     Percent
                                           ----------    --------    --------    -------
                                                     (Dollars in Thousands)
Real estate loans:
-----------------
 One- to four-family (1).........          $  91,225       80.80%    $100,616     78.69%
 Multi-family and commercial.....             15,233       13.49       19,323     15.11
                                           ---------     -------     --------     -----
     Total real estate loans.....            106,458       94.29      119,939     93.80

Other Loans:
-----------
 Consumer loans..................                413        0.36          875      0.69
 Home equity.....................              6,038        5.35        7,045      5.51
                                           ---------     -------     --------     -----
      Total loans................            112,909      100.00%     127,859     100.00%
                                                         =======                  ======

Less:
----
 Allowance for (fees) loan losses             (1,919)                  (1,262)
 Deferred loan costs.............                 56                       36
 Deferred gain on real estate contract           (79)                    (102)
                                             ---------                ----------
 Total loans receivable, net.....          $ 110,967                 $126,531
                                            =========                 ========




---------------------
(1) Subprime real estate loans totaled $47.1 million, $51.6 million, $54.9 million, $58.4 million and $73.4 million at December 31, 2001, 2000, 1999, 1998 and 1997, respectively.

         Maturity of Loan Portfolio. The following table sets forth certain information regarding the dollar amounts maturing and the interest rate sensitivity of our loan portfolio at December 31, 2001. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                       Multi-Family
                                           One- to Four-Family        and Commercial          Consumer
                                      ------------------------      ------------------   -------------------
                                                     Weighted                Weighted              Weighted
                                                      Average                 Average               Average
                                        Amount         Rate         Amount      Rate      Amount      Rate
                                        ------         ----         ------      ----      ------      ----
                                                                (Dollars in Thousands)

1 year or less.......................   $      80      8.37%      $    99      9.00%    $    128      6.99%
Greater than 1 to 3 years............         424      7.46         1,223      7.61           86      7.65
Greater than 3 to 5 years............       5,121      8.03         1,048      8.33          406      7.38
Greater than 5 to 10 years...........      24,674      8.09         4,333      7.73          145      7.97
Greater than 10 to 20 years..........      52,889      7.79         2,380      9.26           --        --
More than 20 years...................      32,156      6.92           198      8.70           --        --
                                        ---------                 -------                -------

Total................................   $ 115,344                 $ 9,281                $   765
                                        =========                 =======                =======

                                             Home Equity                Total
                                        ---------------------    ------------------
                                                   Weighted                Weighted
                                                   Average                  Average
                                         Amount      Rate        Amount       Rate
                                        -------     --------     ------     -------


1 year or less.......................     $  383     5.90%      $     690     6.83%
Greater than 1 to 3 years............        687     5.05           2,420     6.86
Greater than 3 to 5 years............      2,416     4.68           8,991     7.14
Greater than 5 to 10 years...........      2,181     4.92          31,333     7.82
Greater than 10 to 20 years..........         --       --          55,269     7.85
More than 20 years...................         --       --          32,354     6.93
                                          ------                ---------

Total................................    $ 5,667                $ 131,057
                                         =======                =========

         The total amount of loans due after December 31, 2002 which have predetermined interest rates is $100.5 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $29.9 million.

     One- to four-family Residential Real Estate Loans. Our primary lending activity consists of originating one- to four-family, owner-occupied, first and second residential mortgage loans, virtually all of which are secured by properties located in our market area. At December 31, 2001, these loans totaled $115.3 million, or 88.0% of our total loan portfolio. During 1994, we began to originate a substantial number of one- to four-family residential loans to borrowers with impaired credit histories. These loans are primarily originated from a network of mortgage brokers throughout our market area, and are classified as subprime loans by the bank regulatory agencies. We originate subprime loans using our customary underwriting standards, except that an application is not necessarily rejected because of the borrower's impaired credit history and higher debt-to-income ratios than are permitted under Fannie Mae underwriting guidelines. While subprime loans involve higher risks of loss than our other one- to four-family residential real estate loans, they provide us with higher yields to compensate for this risk. At December 31, 2001, our subprime loans totaled $47.1 million, or 35.9% of total loans.

     We currently offer one- to four-family residential real estate loans with terms up to 30 years, although we emphasize the origination of one- to four-family residential loans with terms of 25 years or less. We offer our one- to four-family residential loans with adjustable or fixed interest rates. At December 31, 2001, $100.0 million, or 86.7% of our one- to four-family residential real estate loans had fixed rates of interest, and $15.3 million, or 13.3% of our one- to four- family residential real estate loans, had adjustable rates of interest. Our fixed rate loans include loans that generally amortize on a monthly basis over periods between seven to 30 years. Our subprime loans generally amortize over a fifteen year period. We also offer loans which generally have balloon payment features after three or five years. Our balloon loans generally amortize over periods of 15 years or more. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans. With respect to subprime loans, our experience has been that these loans remain outstanding for even shorter periods of time than our other one- to four-family loans.

     We currently offer adjustable rate mortgage loans with an initial interest rate fixed for one, three or five years, and annual adjustments thereafter based on changes in a designated market index. Our adjustable rate mortgage loans generally have an interest rate adjustment limit of 200 basis points per adjustment, with a maximum lifetime interest rate adjustment limit of 800 basis points. Our adjustable rate mortgages are priced at a level tied to the one-year United States Treasury bill rate. We do not currently offer discounted or teaser rates on our adjustable rate mortgages, although we have done so in the past.

     Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. For loans greater than $125,000 we utilize outside independent appraisers. For loans up to $125,000, appraisals are performed by in-house appraisers. For borrowers who do not obtain private mortgage insurance, our lending policies limit the maximum loan to value ratio on both fixed rate and adjustable rate mortgage loans to 80% of the appraised value of the property that is collateral for the loan (and up to 85% with respect to subprime loans). For one- to four-family residential real estate loans with loan to value ratios of between 80% and 95%, we require the borrower to obtain private mortgage insurance. For loans in excess of $75,000, we require the borrower to obtain title insurance. For loans under $75,000, we conduct a title search. We also require homeowners insurance and fire and casualty insurance on properties securing real estate loans.

     Multi-Family and Commercial Real Estate Loans. At December 31, 2001, $9.3 million, or 7.1% or our total loan portfolio, consisted of loans secured by multi-family and commercial real estate properties, virtually all of which are located in the State of Illinois. Our multi-family loans are secured by multi-family and mixed use properties. Our commercial real estate loans are secured by improved property such as offices, small business facilities, strip mall shopping centers, warehouses and other non-residential buildings. Our multi-family and commercial real estate loans are offered with fixed or adjustable rates. Our fixed rate multi-family and commercial real estate loans are offered with amortization schedules of up to 25 years, and generally have three- and five-year balloon features. At December 31, 2001, the average balance of our multi-family loans was $117,000, and the average balance of our commercial real estate loans was $124,000. We generally will make multi-family and commercial real estate loans for up to 80% of the cost of, or the appraised value, of the property securing the loan.

     Prior to funding a loan secured by multi-family, mixed used or commercial property, we generally obtain an environmental assessment from an independent, licensed environmental engineer regarding any environmental risks that may be associated with the property. The level of the environmental engineer's evaluation of a property will depend on the facts and circumstances relating to the specific loan, but generally the environmental engineer's actions will range from a consultant's discretionary environmental assessment to a Phase II environmental report. The underwriting process for multi-family and commercial real estate loans includes an analysis of the debt service coverage of the collateral property. We typically require a debt service coverage ratio of 120% or higher. We also require personal guarantees by the principals of the borrower and a cash flow analysis when applicable.

     Loans secured by multi-family residential or commercial real estate generally have larger loan balances and more credit risk than one- to four-family residential mortgage loans. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower's ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family properties typically depends upon the successful operation of the real property securing the loan. If the cash flow from the property is reduced, the borrower's ability to repay the loan may be impaired. However, multi-family and commercial real estate loans generally have higher interest rates than loans secured by one- to four-family residential real estate.

     Home Equity Lines of Credit. We offer home equity lines of credit, the total of which amounted to $5.7 million, or 4.3% of our total loan portfolio, as of December 31, 2001. Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. We generally offer these loans with a maximum loan to appraised value ratio of 85% (including senior liens on the collateral property). We currently offer these lines of credit for a period of five years, and generally at rates tied to the prevailing prime interest rate. Our home equity lines of credit are underwritten in the same manner as our one- to four-family residential loans.

     Consumer Loans. We are authorized to make loans for a variety of personal and consumer purposes. As of December 31, 2001, consumer loans totaled $765,000, or .6% of our total loan portfolio. Our consumer loans consist primarily of automobile loans, loans secured by deposit accounts, and loans secured by inventory, equipment and other non real estate based collateral. Automobile loans accounted for $545,000 of our consumer loans at December 31, 2001. Our procedure for underwriting consumer loans includes an assessment of the applicant's credit history and ability to meet existing obligations and payments of the proposed loan, as well as an evaluation of the value of the collateral security, if any. Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or are secured by assets that tend to depreciate in value, such as automobiles. In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining value often does not warrant further substantial collection efforts against the borrower.

     Commercial Business Loans. As part of our business plan, we intend to develop our commercial business lending. We recently added an experienced commercial business lender, and we may add additional commercial business personnel as market conditions warrant. At December 31, 2001, we had not originated any significant commercial business loans. We are actively marketing our commercial business lending capability to local businesses. In addition, we are advising our existing commercial real estate and multi-family borrowers of our commercial business lending capability. Commercial business loans are offered with adjustable rates that are tied to the prime interest rate.

     Our underwriting standards for commercial business loans include a review of the applicant's tax returns, financial statements, credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan based on cash flows generated by the applicant's business.

     Commercial business loans generally have higher interest rates and shorter terms than one- to four-family residential loans, but they also may involve higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower's business. We intend to obtain personal guarantees from the borrower or a third party as a condition to originating a commercial business loan.

     Loan Originations, Purchases, Sales and Servicing. Although we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed- versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders in our market area. This includes commercial banks, savings institutions, credit unions, and mortgage banking companies, as well as life insurance companies, and Wall Street conduits that also actively compete for local real estate loans. Our loan originations come from a number of sources, including real estate broker referrals, existing customers, borrowers, builders, attorneys, and "walk-in" customers. We originate most of our subprime loans through referrals from local mortgage brokers. All loans obtained in this manner are subject to our loan approval procedures and are underwritten according to the same criteria as subprime loans that are originated internally.

     Our loan origination activity may be affected adversely by a rising interest rate environment that typically results in decreased loan demand. Accordingly, the volume of loan originations and the profitability of this activity may vary from period to period. Historically, we have originated mortgage loans for sale in the secondary market, however, we have not sold any loans since 1998. In December 2001, we opened a loan production office in Lockport, Illinois. We anticipate with the opening of this office that we will originate more loans for sale in the future.

     In the past, we have sold loans on a servicing retained basis. At December 31, 2001, we had mortgage servicing rights totaling $38,000.

     The following table shows our loan origination and repayment activities for the periods indicated. We did not purchase or sell any loans during the periods indicated.


                                                                     Years Ended December 31,
                                                        -------------------------------------------
                                                        2001                 2000               1999
                                                        ----                 ----               ----
                                                                        (In Thousands)
Loans receivable
  beginning of period.................             $  110,136           $    111,929      $     112,909
Originations by type:
Real estate- one to four-family (1)...                 50,673                 20,842             25,995
Multi-family and commercial...........                  4,810                    509                995
Non-real estate -consumer.............                  4,613                    561                351
Home equity...........................                  1,491                  2,928              6,929
                                                   ----------           ------------      -------------
Total loans originated................                 61,587                 24,840             34,270

Principal repayments: ................                (40,666)              (26,633)            (35,250)
                                                   -----------          ------------      -------------

Loans receivable,
  at end of period....................             $  131,057           $    110,136      $     111,929
                                                   ==========           ============      ==============

----------------------
(1) Including subprime real estate loan originations of $14.9 million, $12.5 million and $22.0 million for the years ended December 31, 2001, 2000, and 1999, respectively.

     Loan Approval Procedures and Authority. Our lending activities are subject to written, non-discriminatory underwriting standards and loan origination procedures adopted by management and the Board of Directors. All loans, regardless of size or type, are initially reviewed by a loan officer. Our junior loan officers have the authority to approve loans in amounts up to $30,000 with the approval of a designated officer. Senior loan officers who obtain the approval of a designated officer, have the authority to approve loans in amounts up to $100,000. Loans in excess of $100,000 and up to $250,000 must be reviewed and approved by senior loan officers and a Vice President or Executive Vice President. All loans of $250,000 or less that do not meet our standard underwriting ratios and credit criteria must be reviewed by the Executive Vice President or in his absence, an Assistant Vice President. The Officers Loan Committee, which consists of Raymond Blake, Edward Milen, Lyn Rupich, James Andretich and W. Anthony Kopp, has the authority to approve all loans up to $750,000. Loans in excess of $750,000 must be approved by the President and the Board of Directors.

     Loans to One Borrower. Federal savings banks are subject to the same loans-to-one-borrower limits as those applicable to national banks, which restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At December 31, 2001, our lending limit was $3.3 million. At December 31, 2001, our largest lending relationship to one borrower totaled $1.6 million. At December 31, 2001, we had eight lending relations in which the total amount outstanding exceeded $500,000. All of the loans under these large lending relationships were performing in accordance with their terms.

Asset Quality

     Loan Delinquencies and Collection Procedures. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of mortgage loans, a reminder notice is sent 15 days after an account becomes delinquent. After 15 days, we attempt to establish telephone contact with the borrower. If the borrower does not remit the entire payment due by the end of the month, then a letter that includes information regarding home-ownership counseling organizations is sent to the borrower. During the first 15 days of the following month, a second letter is sent, and we also attempt to establish telephone contact with the borrower. At this time, and after reviewing the cause of the delinquency and the borrower's previous loan payment history, we may agree to accept repayment over a period of time which will generally not exceed 60 days. However, should a loan become delinquent by two or more payments, and the borrower is either unwilling or unable to repay the delinquency over a period of time acceptable to us, we send a notice of default by both regular and certified mail. This notice will provide the borrower with the terms which must be met to cure the default, and will again include information regarding home-ownership counseling.

     In the event the borrower does not cure the default within 30 days of the postmark of the notice of default, we may instruct our attorneys to institute foreclosure proceedings depending on the loan-to-value ratio or our relationship with the borrower. We hold property foreclosed upon as other real estate owned. We carry foreclosed real estate at its fair market value less estimated selling costs. If a foreclosure action begins and the loan is not brought current or paid in full before the foreclosure sale, we will either sell the real property securing the loan at the foreclosure sale or sell the property as soon thereafter as practical.

     In the case of consumer loans, customers are mailed delinquency notices when the loan is 15 days past due. We also attempt to establish telephone contact with the borrower. If collection efforts are unsuccessful, we may instruct our attorneys to take further action.

     Our policies require that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate and our actions and plans to cure the delinquent status of the loans and to dispose of any real estate acquired through foreclosure.

     Non-Performing Loans. All loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, there is reasonable probability of loss of principal or the collection of additional interest is deemed insufficient to warrant further accrual. Generally, we place all loans more than 90 days past due on non-accrual status. In addition, we place any loan on non-accrual status if any part of it is classified as loss or if any part has been charged-off. When a loan is placed on non-accruing status, total interest accrued and unpaid to date is reversed. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

     As of December 31, 2001, our total non-accrual loans were to $1.6 million, compared to $1.2 million at December 31, 2000, and $1.7 million at December 31, 1999.

     The following table sets forth our loan delinquencies by type, amount and percentage at December 31, 2001.


                                                   Loans Delinquent For:
                                -----------------------------------------------------------
                                       60-89 Days                   90 Days and Over             Total Delinquent Loans
                                ----------------------------    ---------------------------    ------------------------
                                                   Percent                         Percent                       Percent
                                                   of Loan                         of Loan                       of Loan
                                 Number    Amount  Category      Number   Amount  Category      Number   Amount  Category
                                 ------    ------  --------      ------   ------  --------      ------   ------  --------
                                                                 (Dollars in Thousands)
Real estate:
  One- to four-family........        13   $   735    0.64%           13 $    903    0.78%           26  $ 1,638    1.42%
  Multi-family and commercial        --        --      --             1      119    1.28             1      119    1.28
  Consumer and other.........         2         5    0.65            --       --     --              2        5    0.65
  Home equity................        --        --     --             --       --      --            --       --     --
                                  -----   -------                ------ --------                 ------ -------

     Total...................        15   $   740    0.56%           14  $ 1,022    0.78%           29  $ 1,762    1.34%
                                  =====   =======    ====        ======  =======    ====          ======= =====    ====

     The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio. For all years presented, we had no troubled debt restructurings within the meaning of Statement of Financial Accounting Standards No. 15. For the periods presented, we had no accruing loans delinquent more than 90 days. Foreclosed assets include assets acquired in settlement of loans.

                                                                     At December 31,
                                      ----------------------------------------------------------------------------
                                         2001              2000             1999            1998         1997
                                      -----------      -----------       -----------    ----------   -------------
                                                                         (Dollars In Thousands)
Non-accruing loans:
One- to four-family............       $   1,124        $     965         $   1,651      $   2,624      $  1,715
Multi-family and commercial....             341              225                --             --           127
Consumer and other.............              --                6                22             24             4
Home equity....................             111               --                --             --           106
                                      ---------        ---------         ---------      ---------      --------
   Total non-accruing loans....           1,576            1,196             1,673          2,648         1,952
                                      ---------        ---------         ---------      ---------      --------

Total nonperforming loans......           1,576            1,196             1,673          2,648           947

Real estate owned..............             161              305                --             --           947
                                      ---------        ---------         ---------      ---------      --------
Total nonperforming assets.....       $   1,737        $   1,501         $   1,673      $   2,648      $  2,899
                                      =========        =========         =========      =========      ========

Total as a percentage of
  total assets.................            0.79%            0.77%             0.84%          1.40%         1.58%

Nonperforming loans as percentage of
  gross loans receivable.......            1.20%            1.09%             1.49%          2.35%         1.53%


                                        9

     For the year ended December 31, 2001, gross interest income which would have been recorded had the non- accruing loans been current in accordance with their original terms amounted to $84,000. The amount that was included in interest income totaled $72,000 for the year ended December 31, 2001.

     Real Estate Owned. Real estate owned consists of property acquired through formal foreclosure or by deed in lieu of foreclosure, and is recorded at the lower of recorded investment or fair value. Write-downs from recorded investment to fair value which are required at the time of foreclosure are charged to the allowance for loan losses. After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At December 31, 2001, we held real estate owned of $161,000.

     Classification of Assets. Consistent with regulatory guidelines, we provide for the classification of loans and other assets, such as securities, that are considered to be of lesser credit quality as substandard, special mention or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the savings institution will sustain some loss if the deficiencies are not corrected. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated as special mention by management.

     When we classify assets as substandard, we allocate for analytical purposes a portion of our general valuation allowances or loss reserves to these assets as we consider prudent. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which have not been allocated to particular problem assets. When we classify problem assets as loss, we establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or we charge-off the amount. Our determination as to the classification of assets and the amount of valuation allowances is subject to review by regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

     On the basis of management's review of our asset portfolio at December 31, 2001, we had classified $1.4 million of our assets as substandard, $735,000 of our assets as special mention and $400,000 of our assets as loss.

     Allowance for Loan Losses. The following table sets forth information regarding our allowance for loan losses and other ratios at or for the dates indicated.

                                                              Years Ended December 31,
                                      ----------------------------------------------------------------------------
                                         2001            2000            1999             1998            1997
                                      -----------    -----------     -------------    ------------     -----------
                                                              (Dollars In Thousands)
Balance at beginning
 of period.......................      $  2,364        $   2,158         $ 1,919       $  1,262         $  809

Charge-offs:
One- to four-family..............          (219)             (78)           (287)          (186)          (129)
Multi-family and commercial......            --               --              --            (11)            (4)
Consumer and other...............            --              (16)             --             (4)            --
Home equity......................           (50)              --              --             --             --
                                       ---------       ---------         -------       --------         ------
Total charge-offs................          (269)             (94)           (287)          (201)          (133)
Recoveries:
One- to four-family loans........            --               --               1             24              1
                                       --------        ---------         -------       --------         ------

Net charge-offs(1)...............          (269)             (94)           (286)          (177)          (132)
Provisions for loan losses.......           413              300             525            834            585
                                       --------        ---------         -------       --------         ------
Balance at end of period.........      $  2,508        $   2,364         $ 2,158       $  1,919         $1,262
                                       ========        =========         =======       ========         ======

Ratio of net charge-offs during
 the period to average loans
 outstanding during the period...          0.23%            0.09%           0.26%          0.16%          0.10%

Ratio of net charge-offs during
 the period to non-performing loans       17.07             7.86           17.10           6.68           6.77

Ratio of non-performing assets to total
  assets at end of period........          0.79             0.77            0.84           1.40           1.58
Ratio of allowance for loan losses to
 non-performing loans............        159.15           197.66          128.99          72.47          64.65
Ratio of allowance for loan losses to
 loans receivable, gross.........          1.91             2.15            1.93           1.70           0.99

-------------------
(1) Net charge-offs of sub-prime loans totaled $269,000, $78,000, $286,000, $154,000 and $132,000, for the years ended December 31, 2001, 2000, 1999, 1988 and 1997, respectively.

     The allowance for loan losses is a valuation account that reflects our evaluation of the losses known and inherent in our loan portfolio that are both probable and reasonable to estimate. We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely.

     Our evaluation of risk in maintaining the allowance for loan losses includes the review of all loans on which the collectibility of principal may not be reasonably assured. We consider the following factors as part of this evaluation: our historical loan loss experience, known and inherent risks in the loan portfolio, (particularly subprime real estate loans), the estimated value of the underlying collateral, peer group information and current economic and market trends. There may be other factors that may warrant our consideration in maintaining an allowance at a level sufficient to provide for probable losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available or as future events change. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future additions may be necessary if economic and other conditions in the future differ substantially from the current operating environment.

     In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The Office of Thrift Supervision may require us to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on its review of information available at the time of the examination, thereby adversely affecting our results of operations.

     Allocation of the Allowance for Loans Losses. The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated.


                                                             At December 31,
                           ------------------------------------------------------------------------------------------
                                        2001                          2000                          1999
                             --------------------------    ----------------------------  --------------------------
                                                 Percent                       Percent                       Percent
                                                of Loans                      of Loans                      of Loans
                                        Loan     in Each               Loan    in Each              Loan     in Each
                            Amount of  Amounts  Category   Amount of  Amounts Category  Amount of  Amounts  Category
                            Loan Loss    by     to Total   Loan Loss    by    to Total  Loan Loss    by     to Total
                            Allowance Category    Loans    Allowance Category   Loans   Allowance Category    Loans
                            --------- --------  ---------  --------- -------- --------- --------- --------  ---------
                                                             (Dollars in Thousands)

One- to four-family......    $ 2,057  $115,344   88.01%     $ 1,889  $ 93,962   85.32%  $  1,695   $ 91,818   82.03%
Multi-family and other...        133     9,281    7.08          160     9,442    8.57        124     11,919    10.65
Consumer and other.......          8       765    0.59            9       733    0.66          9        516     0.46
Home equity..............        232     5,667    4.32          221     5,999    5.45        240      7,676     6.86
Unallocated..............         78        --      --           85        --      --         90         --       --
                             -------  --------  ------      -------  --------  ------   --------   --------   ------
  Total..................    $ 2,508  $131,057  100.00%     $ 2,364  $110,136  100.00%  $  2,158   $111,929   100.00%
                             =======  ========  ======      =======  ========  ======   ========   ========   ======



                                                    At December 31,
                           ------------------------------------------------------------------
                                          1998                             1997
                            ------------------------------    -------------------------------
                                                   Percent                            Percent
                                                  of Loans                           of Loans
                                          Loan     in Each                 Loan       in Each
                              Amount of  Amounts  Category    Amount of  Amounts     Category
                              Loan Loss    by     to Total    Loan Loss     by       to Total
                              Allowance Category    Loans     Allowance  Category      Loans
                              --------- --------  ---------   ---------  --------    ---------
                                                    (Dollars in Thousands)


One- to four-family......     $ 1,551   $  91,225   80.80%    $   897     $100,616     78.69%
Multi-family and other...         138      15,233   13.49         160       19,323     15.11
Consumer and other.......           6         413    0.36           8          875      0.69
Home equity..............         188       6,038    5.35         197        7,045      5.51
Unallocated..............          36          --      --          --           --        --
                              -------   ---------  ------     -------     --------     -----
  Total..................     $ 1,919   $ 112,909  100.00%    $ 1,262     $127,859     100.00%
                              =======              ======     =======     ========     ======




     Management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific but are reflective of the losses inherent in the loan portfolio. This includes management's periodic review of loan collectibility in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions such as housing trends, inflation rates and unemployment rates, geographic concentrations of loans within our immediate market area, and both peer financial institution historic loan loss experience and levels of allowance for loan losses. Generally, small balance, homogenous type loans, such as one- to four-family, mortgage, consumer and home equity loans are evaluated for impairment in total. The allowance related to these loans is established primarily by using loss experience data by general loan type. Subprime loans are evaluated as a separate group due to their higher credit risk characteristics. Nonperforming loans are evaluated individually, based primarily on the value of the underlying collateral securing the loan. Larger loans, such as multi-family mortgages are also generally evaluated for impairment individually. The allowance is allocated to each loan type based on the results of the evaluation described above. Small differences between the allocated allowance balance and the recorded allowance amount is reflected as "unallocated" to absorb losses resulting form the inherent imprecision involved in the loss evaluation process.

Investment Activities

     We are permitted under federal law to invest in various types of liquid assets, including United States Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Chicago, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Within certain regulatory limits, we may also invest a portion of our assets in commercial paper and corporate debt securities. We are also required to maintain an investment in FHLB stock.

     SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that securities be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity."

     We do not currently use or maintain a trading account. Debt and equity securities not classified as "held to maturity" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.

     All of our securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. Investments in securities are made based on certain considerations, which include the interest rate, tax considerations, yield, settlement date and maturity of the security, our liquidity position, and anticipated cash needs and sources. The effect that the proposed security would have on our credit and interest rate risk and risk-based capital is also considered. We purchase securities to provide necessary liquidity for day-to-day operations, and when investable funds exceed loan demand.

     Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives. The board of directors reviews our securities portfolio on a monthly basis.

     Our securities classified as held to maturity totaled $559,000 at December 31, 2001, and consisted primarily of state and municipal bond obligations. Our securities classified as available-for-sale totaled $44.8 million at December 31, 2001, and consisted of Federal agency obligations, primarily Federal Farm Credit Bank notes and Federal Home Loan Bank obligations with maturities of one to five years.

     We also invested in $1.3 million of Federal Home Loan Bank stock at December 31, 2001. For further information regarding our securities portfolio, see Note 2 to Consolidated Financial Statements.

     The following table sets forth the composition of our securities portfolio at the dates indicated.


                                                                          At December 31,
                                ----------------------------------------------------------------------------------------------------
                                                      2001                                                2000
                                -------------------------------------------------   ------------------------------------------------
                                  Carrying      % of         Fair        % of        Carrying       % of        Fair         % of
                                   Value        Total        Value       Total         Value        Total       Value        Total
                                   -----        -----        -----       -----         -----        -----       -----        -----
                                                                      (Dollars in Thousands)
Securities classified as held to
 maturity (at amortized cost):
Municipal bonds...............      $    559     1.20%       $    559        1.20%      $   319     0.66%    $    319       0.66%


Securities classified as available
for sale (at fair value):
U.S. Government securities....         1,014     2.17           1,014        2.17            --        --             --       --
FHLB..........................        37,107    79.43          37,107       79.43        42,711     88.06         42,711    88.06
FFCB..........................         6,725    14.39           6,725       14.39         4,246      8.75          4,246     8.75
                                     -------   ------        --------      ------       -------    ------        -------   ------
Subtotal......................        44,846    95.99          44,846       95.99        46,957     96.81         46,957    96.81
FHLB stock....................         1,314     2.81           1,314        2.81         1,228      2.53          1,228     2.53
                                     -------   ------        --------      ------       -------    ------        -------   ------
Total securities and FHLB
stock.........................       $46,719   100.00%       $ 46,719      100.00%      $48,504    100.00%       $48,504   100.00%
                                     =======   ======        ========      ======       =======    ======        =======   ======

Average remaining life of
  securities..................      18.1 months                                         22.9 months

Other interest-earning assets:
Interest-bearing deposits with
  banks.......................      $  9,037    33.42%        $9,037       33.42%        $4,512     27.33%        $4,512    27.33%
Federal funds sold............        18,000    66.58         18,000       66.58         12,000     72.67         12,000    72.67
                                    --------   ------        -------      ------        -------    ------        -------   ------
Total.........................      $ 27,037   100.00%       $27,037      100.00%       $16,512    100.00%       $16,512   100.00%
                                    ========   ======        =======      ======        =======     ======       =======   ======


                                                      At December 31,
                                     -------------------------------------------------
                                                          1999
                                     ------------------------------------------------
                                     Carrying        % of          Fair         % of
                                      Value          Total         Value        Total
                                      -----         -----        -----        ------
                                                 (Dollars in Thousands)
Securities classified as held to
 maturity (at amortized cost):
Municipal bonds...............       $    388           1.00%     $   388      1.00%


Securities classified as available
for sale (at fair value):
U.S. Government securities....            996           2.57          996       2.57
FHLB..........................         32,994          85.29       32,994      85.29
FFCB..........................          3,163           8.18        3,163       8.18
                                      -------         ------      -------     ------
Subtotal......................         37,153          96.04       37,153      96.04
FHLB stock....................          1,143           2.96        1,143       2.96
                                      -------         ------      -------     ------
Total securities and FHLB
stock.........................        $38,684         100.00%     $38,684     100.00%
                                      =======         ======      =======     ======

Average remaining life of
  securities..................        21.3 months

Other interest-earning assets:
Interest-bearing deposits with
  banks.......................        $18,083          62.18%     $18,083      62.18%
Federal funds sold............         11,000          37.82       11,000      37.82
                                      -------         ------      -------     ------
Total.........................        $29,083         100.00%     $29,083     100.00%
                                      =======         ======      =======     ======



Mortgage-Backed Securities

     Mortgage-backed securities represent a participation interest in a pool of one- to four-family or multi-family mortgages. The mortgage originators use intermediaries (generally United States Government agencies and government-sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors such as A. J. Smith Federal receiving the principal and interest payments on the mortgages. Such United States Government agencies and government-sponsored enterprises guarantee the payment of principal and interest to investors.

     Mortgage-backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a specific range and have varying maturities. The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages. Our mortgage-backed securities consist primarily of Fannie Mae, Freddie Mac and Ginnie Mae securities.

     At December 31, 2001, our mortgage-backed securities totaled to $9.3 million, which represented 4.2% of our total assets at that date. At December 31, 2001, $9.0 million of our mortgage-backed securities were classified as available-for-sale. At that date, virtually all of our mortgage-backed securities had fixed rates of interest. We purchased $997,000 of mortgage-backed securities during the year ended December 31, 2001, and $2.0 million during the year ended December 31, 2000. For information regarding the maturities of our mortgage-backed securities, see Note 2 of Notes to Consolidated Financial Statements.

     Mortgage-backed securities generally yield less than the mortgage loans underlying such securities because of their payment guarantees or credit enhancements which offer nominal credit risk to the security holder. In addition, mortgage-backed securities are more liquid than individual mortgage loans and we may use them to collateralize borrowings or other obligations of A.
J. Smith Federal.

     The following table sets forth the composition of our mortgage-backed securities at the dates indicated.


                                                                    At December 31,
                                        ------------------------------------------------------------------
                                               2001                     2000                  1999
                                        ------------------       ------------------    -------------------
                                        Carrying     % of         Carrying    % of       Carrying   % of
                                         Value       Total          Value     Total        Value    Total
                                         -----       -----          -----     -----        -----    -----
                                                                (Dollars in Thousands)
Mortgage-backed securities
 classified as held to maturity
  (at amortized cost):
 Ginnie Mae.....................         $   340    3.64%        $   429       3.94%     $   500     5.07%
 Freddie Mac....................              26    0.28              38       0.35           48     0.49
 Other..........................               3    0.03               5       0.05            8     0.08
Mortgage-backed securities
 classified as available for sale
  (at fair value):
 Fannie Mae.....................           6,600   70.71           8,731      80.16        7,491    75.96
 Freddie Mac....................           2,365   25.34           1,689      15.50        1,814    18.40
                                         -------   -----         -------      -----      -------    -----

       Total....................         $ 9,334  100.00%        $10,892     100.00%     $ 9,861    100.00%
                                         =======  ======         =======     ======      =======    ======

     Carrying Values, Yields and Maturities. The composition and maturities of our securities portfolio and of our mortgage-backed securities, excluding FHLB stock, are indicated in the following table. Cost represents the amortized cost of the securities and mortgage-backed securities at December 31, 2001. See Note 2 to the Notes to Consolidated Financial Statements.

                                                                  At December 31, 2001
                                                                  --------------------
                                       Less Than     1 to 5        5 to 10       Over
                                        1 Year        Years         Years      10 Years     Total Securities
                                      -----------  -----------  -----------  -----------  -------------------------
                                       Amortized    Amortized    Amortized    Amortized    Amortized
                                         Cost         Cost         Cost         Cost         Cost      Fair Value
                                         ----         ----         ----         ----         ----      ----------
                                                                (Dollars in Thousands)

Securities..........................  $    15,187  $    28,739  $      --    $      --    $   43,926   $  45,405
Mortgage-backed securities..........           --           49        618        8,496         9,163       9,344
                                      -----------  -----------  ---------    ---------    ----------   ---------
Total investment securities.........  $    15,187  $    28,788  $     618    $   8,496    $   53,089   $  54,749
                                      ===========  ===========  =========    =========    ==========   =========

Weighted average yield..............         6.01%        5.36%      6.00%        6.18%         5.69%

Sources of Funds

     General. Deposits have been our primary source of funds for lending and other investment purposes. In addition to deposits, we derive funds primarily from principal and interest payments on loans. These loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources, and may be used on a longer-term basis for general business purposes.

     Deposits. Our deposits are generated primarily from residents within our primary market area. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. We are not currently using, nor have we used in the past, brokers to obtain deposits. Our deposit products include demand, NOW, money market, savings, and term certificate accounts. We establish interest rates, maturity terms, service fees and withdrawal penalties on a periodic basis. Management determines the rates and terms based on rates paid by competitors, our need for funds or liquidity, growth goals and federal and state regulations.

     Deposit Activity. The following table sets forth our deposit flows during the periods indicated.


                                                           Years Ended December 31,
                                                 -------------------------------------------
                                                   2001              2000            1999
                                                 ---------        ---------        ---------
                                                              (Dollars in Thousands)

Opening balance.............................     $ 161,251       $ 161,793          $ 167,087
Deposits....................................       482,870         406,311            445,995
Withdrawals.................................      (477,631)       (413,836)          (457,183)
Interest credited...........................         5,319           6,983              5,894
                                                 ---------       ---------          ---------

Ending balance..............................     $ 171,809       $ 161,251          $ 161,793
                                                 =========       =========          =========

Net increase (decrease).....................     $  10,558       $    (542)         $  (5,294)
                                                 =========       ==========         ==========

Percent increase (decrease).................          6.55%         (0.34)%            (3.17)%
                                                 =========       =========          =========

     Deposit Accounts. The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered as of the dates indicated.


                                                                  At December 31,
                                                                  ---------------
                                              2001                      2000                     1999
                                      --------------------      --------------------    ----------------------
                                      Amount       Percent      Amount       Percent    Amount         Percent
                                                               (Dollars in Thousands)
Transactions and Savings Deposits:
---------------------------------

Checking accounts..............      $  3,233      1.88%       $   2,850      1.77%     $  2,335        1.44%
Passbook accounts..............        40,939     23.83           36,143     22.41        37,027       22.89
NOW accounts...................        24,894     14.49           16,617     10.30        15,530        9.60
Money market accounts..........        11,900      6.93            9,720      6.03        10,605        6.55
                                     --------    ------        ---------     -----      --------    --------

Total non-certificates.........        80,966     47.13           65,330     40.51        65,497       40.48
                                     --------    ------        ---------     -----      --------    --------

Certificates:
------------

 0.00 -  3.99%.................        31,566     18.37              --       --             --          --
 4.00 -  5.99%.................        30,754     17.90           51,553     31.97        71,853       44.41
 6.00 -  7.99%.................        28,486     16.58           43,680     27.09        21,786       13.47
 8.00 -  9.99%.................            37      0.02              688     0.43          2,657        1.64
                                     --------    ------        ---------     ----       --------    --------

Total certificates.............        90,843     52.87           95,921     59.49        96,296       59.52
                                     --------    ------        ---------     -----      --------    --------
Total deposits.................      $171,809    100.00%       $ 161,251     100.00%    $161,793      100.00%
                                     ========    ======        =========     ======     ========      ======


     Deposit Maturity Schedule. The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2001.


                                     0-             4.00-          6.00-          8.00%-                    Percent
                                     3.99%          5.99%          7.99%       or greater        Total      of Total
                                    -------      ------------  -------------  ------------   ------------ ----------

                                                                 (Dollars in Thousands)
Certificate accounts maturing
 in quarter ending:
 ------------------

March 31, 2002.................      $13,247        $10,213        $ 6,254     $      27        $29,741        32.74  %
June 30, 2002..................        5,093          5,385          3,488             0         13,966        15.37
September 30, 2002.............        3,540          2,477          2,080             0          8,097         8.91
December 31, 2002..............        6,467          1,337          2,149             0          9,953        10.96
March 31, 2003.................          969          1,894          2,737            10          5,610         6.18
June 30, 2003..................          469          1,320            642             0          2,431         2.68
September 30, 2003.............          186          1,572            888             0          2,646         2.91
December 31, 2003..............          881            393            852             0          2,126         2.34
March 31, 2004.................          220          1,104             70             0          1,394         1.53
June 30, 2004..................          100            806            428             0          1,334         1.47
September 30, 2004.............          112            742            312             0          1,166         1.28
December 31, 2004..............           37            383            950             0          1,370         1.51
March 31, 2005.................            0              0          4,259             0          4,259         4.69
Thereafter.....................          245          3,128          3,377             0          6,750         7.43
                                         ---          -----          -----             -          -----         ----

   Total.......................      $31,566        $30,754        $28,486     $      37        $90,843        100.00 %
                                     =======        =======        =======     =========        =======        ======

   Percent of total............         34.75%        33.85 %        31.36 %        0.04  %


     Large Certificates. The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2001.


                                                                              Maturity
                                                    ------------------------------------------------------------
                                                                   Over         Over
                                                   3 Months       3 to 6       6 to 12        Over
                                                    or Less       Months       Months       12 Months      Total
                                                    -------       ------       ------       ---------      -----
                                                                            (In Thousands)

Certificates of deposit less than $100,000.......   $21,213       $11,169      $11,273       $22,202      $65,857
Certificates of deposit of $100,000 or more......     6,616         1,722        2,113         6,375       16,826
Public funds (1).................................     1,912         1,075        4,664           509        8,160
                                                      -----         -----        -----           ---        -----

Total certificates of deposit....................   $29,741       $13,966      $18,050       $29,086      $90,843
                                                    =======       =======      =======       =======      =======

----------------------
(1) Deposits from governmental and other public entities. The amounts shown under public funds include deposits of $100,000 or more totaling $7.9 million.

         Borrowings. We may obtain advances from the Federal Home Loan Bank of Chicago upon the security of the common stock we own in the Federal Home Loan Bank and our qualifying residential mortgage loans and mortgage- backed securities, provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances, securities sold under agreements to repurchase and other borrowings for the periods indicated.


                                        Years Ended  December 31,
                                  ----------------------------------
                                    2001         2000         1999
                                  --------     --------     --------
                                            (In Thousands)
Maximum balance:
---------------
 FHLB advances.................   $13,000     $  17,000     $ 17,000
 Federal funds purchased.......        --           500          500

Average balance:
---------------
 FHLB advances.................   $12,167     $  13,750     $  8,500
 Federal funds purchased.......        --            --           17

         The following table sets forth the balances of, and weighted average interest rate on, certain borrowings at the dates indicated.


                                             At December 31,
                                  ----------------------------------
                                    2001         2000         1999
                                  --------     --------     --------
                                         (Dollars In Thousands)

FHLB advances.................   $  13,000     $  12,000      $17,000
Federal funds purchased.......          --            --          500
                                 ---------     ---------      -------
     Total borrowings.........   $  13,000     $  12,000      $17,500
                                 =========     =========      =======

Weighted average interest rate
 of FHLB advances..                   6.19%         6.14%        6.02%

Weighted average interest rate
 of Federal funds purchased             --          6.00%        6.00%

Employees

     At December 31, 2001, we had a total of 62 full-time and 20 part-time employees, including three employed by A.J.S. Insurance, LLC, our wholly owned subsidiary. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

Service Corporation Activities

     As a federally chartered savings bank, we are permitted by Office of Thrift Supervision regulations to invest up to 2% of our assets in the stock of, or loans to, service corporation subsidiaries. We may invest an additional 1% of our assets in service corporations if the additional funds are used for inner-city or community development purposes, and up to 50% of our total capital in conforming loans to service corporations in which we own more than 10% of the capital stock. In addition to investments in service corporations, we may invest an unlimited amount in operating subsidiaries engaged solely in activities in which A. J. Smith Federal may engage as a federal savings bank. At December 31, 2001, we owned 100% of A. J. S. Insurance, LLC.

     A. J. S. Insurance, LLC is our wholly owned service corporation subsidiary.
A. J. S. Insurance, LLC offers insurance and investment products such as home owners' insurance, fixed and variable rate annuities, and mutual funds. A. J. S. Insurance, LLC had a net income of $65,000 and $46,000 for the years ended December 31, 2001, and December 31, 2000. At December 31, 2001, our investment in A. J. S. Insurance, LLC was $165,000.

Regulation

     Loans to One Borrower. Federal savings banks generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of December 31, 2001,we were in compliance with our loans-to-one-borrower limitations.

     Qualified Thrift Lender Test. As a federal savings bank, we are required to satisfy a qualified thrift lender test whereby we must maintain at least 65% of our "portfolio assets" in "qualified thrift investments." These consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. "Portfolio assets" generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. As of December 31, 2001, we maintained 79.0% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.

     Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition, or (4) the institution is not eligible for expedited review of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company, as well as certain other institutions, must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

     Any additional capital distributions would require prior regulatory approval. In the event our capital falls below our fully phased-in requirement or the Office of Thrift Supervision notifies us that we are in need of more than normal supervision, our ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if it determines that the distribution would constitute an unsafe or unsound practice.

     Liquidity. We are required to maintain liquid assets in an amount that would ensure our safe and sound operation. Our liquidity ratio at December 31, 2001 was 31.8%.

     Community Reinvestment Act and Fair Lending Laws. Federal savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. We received a satisfactory Community Reinvestment Act rating in our most recent examination by the Office of Thrift Supervision.

     Transactions with Related Parties. Our authority to engage in transactions with related parties or "affiliates" or to make loans to specified insiders, is limited by Sections 23A and 23B of the Federal Reserve Act. The term "affiliate" for these purposes generally means any company that controls or is under common control with an institution, including AJS Bancorp, Inc. and its non-savings institution subsidiaries. Section 23A limits the aggregate amount of certain "covered" transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of covered transactions with all affiliates to 20% of the savings institution's capital and surplus. Covered transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and purchasing low quality assets from affiliates is generally prohibited. Section 23B provides that covered transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     Our authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans we may make to these persons based, in part, on our capital position, and requires approval procedures to be followed. At December 31, 2001, we were in compliance with these regulations.

     Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

     Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under the Federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

     Regulatory Guidance Relating to Subprime Lending. The Federal bank regulatory agencies have issued regulatory guidance relating to the examination of financial institutions that are engaged in significant subprime lending activities. The purpose of the guidance is to provide regulatory agencies with expanded guidelines when examining savings institutions that have significant subprime lending programs.

     The regulatory guidance emphasizes that the federal banking agencies believe that responsible subprime lending can expand credit access for consumers and offer attractive returns for the savings institution. The guidance is applicable to savings institutions that have subprime lending programs greater than or equal to 25% of core capital. As part of the regulatory guidance, examiners must provide greater scrutiny of (i) an institution's ability to administer its higher risk subprime portfolio, (ii) the allowance for loan losses to ensure that the portion of the allowance allocated to the subprime portfolio is sufficient to absorb the estimated credit losses for the portfolio, and (iii) the level of risk- based capital that the savings institution has to ensure that such capital levels are adequate to support the savings institution's subprime lending activities. The Office of Thrift Supervision has not required us to restrict our subprime lending activities. Nor has it required us to maintain specific levels in our allowance for loan losses or risk based capital as a result of our subprime lending activities.

Capital Requirements

     Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. Office of Thrift Supervision regulations also require that in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At December 31, 2001, A. J. Smith Federal met each of its capital requirements. In addition, we have has not been advised by the Office of Thrift Supervision of any deficiencies in our allowance for loan losses or capital levels as a result of our subprime lending program.

Prompt Corrective Regulatory Action

     Under the Office of Thrift Supervision Prompt Corrective Action regulations, the Office of Thrift Supervision is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's level of capital. Generally, a savings institution that has total risk-based capital of less than 8.0%, or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0%, is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized." A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Generally, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts

     The Federal Deposit Insurance Corporation has adopted a risk-based deposit insurance assessment system. The Federal Deposit Insurance Corporation assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, and one of three supervisory subcategories within each capital group. The three capital categories are well capitalized, adequately capitalized and undercapitalized. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the Federal Deposit Insurance Corporation by the institution's primary federal regulator and information which the Federal Deposit Insurance Corporation determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates. The Federal Deposit Insurance Corporation has exercised this authority several times in the past and may raise insurance premiums in the future. If this type of action is taken by the Federal Deposit Insurance Corporation, it could have an adverse effect on our earnings.

Federal Home Loan Bank System

     We are a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Chicago, we are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of our unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of our borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2001, we were in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

Federal Reserve System

     Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2001, we were in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

Holding Company Regulation

     General. AJS Bancorp, MHC and AJS Bancorp, Inc. are nondiversified mutual savings and loan holding companies within the meaning of the Home Owners' Loan Act. As such, AJS Bancorp, MHC and AJS Bancorp, Inc. are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over AJS Bancorp, Inc. and AJS Bancorp MHC, and their subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, AJS Bancorp, Inc. and AJS Bancorp, MHC are generally not subject to state business organization laws.

     Permitted Activities. Pursuant to Section 10(o) of the Home Owners' Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as AJS Bancorp, Inc. may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under
Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

     The Home Owners' Loan Act prohibits a savings and loan holding company, including AJS Bancorp, Inc. and AJS Bancorp, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary savings institution, a nonsubsidiary holding company, or a nonsubsidiary company engaged in activities other than those permitted by the Home Owners' Loan Act; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

     The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Waivers of Dividends by AJS Bancorp, MHC. Office of Thrift Supervision regulations require AJS Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from AJS Bancorp, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members;
(ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations. We anticipate that AJS Bancorp, MHC will waive dividends paid by AJS Bancorp, Inc. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by AJS Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event AJS Bancorp, MHC converts to stock form.

     Conversion of AJS Bancorp, MHC to Stock Form. Office of Thrift Supervision regulations permit AJS Bancorp, MHC to convert from the mutual form of organization to the capital stock form of organization (a "Conversion Transaction"). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to AJS Bancorp, Inc. (the "New Holding Company"), AJS Bancorp, MHC's corporate existence would end, and certain depositors of A. J. Smith Federal would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than AJS Bancorp, MHC ("Minority Stockholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in AJS Bancorp, Inc. immediately prior to the Conversion Transaction. Under Office of Thrift Supervision regulations, Minority Stockholders would not be diluted because of any dividends waived by AJS Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event AJS Bancorp, MHC converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

Taxation

Federal Taxation

     For federal income tax purposes, AJS Bancorp, Inc. and A. J. Smith Federal files a consolidated federal income tax return on a calendar year basis using the accrual method of accounting.

     As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. However, transactions which would require recapture of the pre-1988 tax bad debt reserve include redemption of A. J. Smith Federal's stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes. At December 31, 2001, A. J. Smith Federal had approximately $2.4 million of pre-1988 bad debt reserves. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

     Deferred income taxes arise from the recognition of items of income and expense for tax purposes in years different from those in which they are recognized in the consolidated financial statements. AJS Bancorp, Inc. will account for deferred income taxes by the asset and liability method, applying the enacted statutory rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. The resulting deferred tax liabilities and assets will be adjusted to reflect changes in the tax laws.

     AJS Bancorp, Inc. is subject to the corporate alternative minimum tax to the extent it exceeds AJS Bancorp, Inc.'s regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base are a number of preference items, including interest on certain tax-exempt bonds issued after August 7, 1986, and an "adjusted current earnings" computation which is similar to a tax earnings and profits computation. In addition, for purposes of the alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income.

     A. J. Smith Federal's income tax returns have not been audited by the Internal Revenue Service within the past five years.

State Taxation

     Illinois State Taxation. AJS Bancorp, Inc. is required to file Illinois income tax returns and pay tax at an effective tax rate of 7.18% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations.

                                   MANAGEMENT

Executive Officers of AJS Bancorp, Inc.

     The following individuals hold the following executive officer positions of AJS Bancorp, Inc.

       Name                  Age                 Position
       ----                  ---                 --------

Thomas R. Butkus             54             Chairman of the Board, President and Chief Executive Officer
James J. Andretich           60             Executive Vice President

W. Anthony Kopp              51             Senior Vice President

Lyn G. Rupich                39             Vice President and Chief Financial Officer

ITEM 2.                    PROPERTIES
-------------------------------------

Properties

     At December 31, 2001, we conducted our business from our main office at 14757 South Cicero, Midlothian, Illinois, and a branch office located at 8000 West 159th Street, Orland Park, Illinois. We own both of our branch locations. At December 31, 2001, the net book value of our office locations was $4.4 million. In December 2001, we opened a loan production office in Lockport at 159th Street and Bell Road. We rent space for this facility. In addition we have acquired property in Orland Park which we plan to develop as a branch. This branch is expected to open in the third quarter of 2002.

ITEM 3.                    LEGAL PROCEEDINGS
--------------------------------------------

     We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. At December 31, 2001, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------------------------

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------------------


     The Registrant's common stock commenced trading on December 27, 2001. The high and low price for the stock from December 27, 2001 until December 31, 2001 was $13.20 and $13.10, respectively. At December 31, 2001, the Registrant had 809 holders of record.

ITEM 6.                    SELECTED FINANCIAL DATA
--------------------------------------------------

                             SELECTED FINANCIAL DATA

     The following tables set forth selected consolidated historical financial and other data of A. J. Smith Federal for the periods and at the dates indicated. The information is derived in part from, and should be read together with, the Consolidated Financial Statements and Notes thereto of A. J. Smith Federal contained elsewhere in this Annual Report.


                                                                            At December 31,
                                                ---------------------------------------------------------------------
                                                     2001                       2000                      1999
                                               -----------------         -----------------         ------------------
                                                                         (In Thousands)

Selected Financial Condition Data:

Total assets..........................           $   219,780               $   195,690               $   199,251
Loans receivable, net.................               128,505                   107,769                   109,776
Mortgage-backed securities:
 Held to maturity.....................                   369                       472                       556
 Available for sale...................                 8,965                    10,420                     9,305
Securities:
 Held to maturity.....................                   559                       319                       388
 Available for sale...................                44,846                    46,957                    37,153
Deposits..............................               171,809                   161,251                   161,793
Total borrowings......................                13,000                    12,000                    17,500
Equity................................                31,248                    19,215                    16,947



                                                       Years Ended December 31,
                                                       ------------------------
                                               2001             2000               1999
                                          -------------     -------------    ----------------
                                                            (In Thousands)
Selected Operations Data:

Total interest income.................     $   13,645          $  14,236          $ 13,418
Total interest expense................          7,482              8,504             7,532
                                           ----------          ---------          --------
  Net interest income.................          6,163              5,732             5,886
Provision for loan losses.............            413                300               525
                                           ----------          ---------          --------
Net interest income after
  provision for loan losses...........          5,750              5,432             5,361
Noninterest income....................          1,146              1,036             1,164
Noninterest expense...................          5,401              4,463             4,472
                                           ----------          ---------          --------
Income before taxes...................          1,495              2,005             2,053
Income tax provision..................            516                666               791
                                           ----------          ---------          --------
  Net income..........................     $      979          $   1,339          $  1,262
                                           ==========          =========          ========

                                       27



                                                                         Years Ended December 31,
                                                                         ------------------------
                                                                      2001        2000        1999
                                                                     ------      ------      ------

Selected Financial Ratios and Other Data:
Performance Ratios:
 Return on assets (ratio of net income to
  average total assets) .....................................          0.48%       0.69%       0.65%
 Return on retained earnings (ratio of net income
  to average equity) ........................................          4.80        7.39        7.51
 Interest rate spread information:
 Average during period ......................................          2.95        2.77        2.96
 Net interest margin (1) ....................................          3.27        3.04        3.21
 Ratio of operating expense to average total assets .........          2.65        2.23        2.30
 Efficiency ratio (2) .......................................         73.90       65.94       63.43
 Ratio of average interest-earning assets
  to average interest-bearing liabilities ...................        107.96      105.84      105.95

Asset Quality Ratios:
 Non-performing assets to total assets
  at end of period ..........................................          0.79        0.77        0.84
 Allowance for loan losses to non-performing loans ..........        159.15      197.66      128.99
 Allowance for loan losses to loans receivable, gross .......          1.91        2.15        1.93

Capital Ratios:
 Retained earnings to total assets at end of period .........         14.22        9.82        8.51
 Average retained earnings to average assets (3) ............         10.00        9.06        8.65

Other Data:
 Number of full-service offices .............................             2           2           2

(1)  Net interest income divided by average interest earning assets.

(2) Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income.

(3)  Excluding accumulated comprehensive income (loss).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Forward Looking Statements

     This Annual Report contains certain "forward-looking statements" which may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Examples of forward- looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, commercial and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

General

     Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and interest-bearing deposits with other financial institutions, and the interest we pay on our interest-bearing liabilities, consisting primarily of savings accounts and time deposits. Our results of operations are also affected by our provisions for loans losses, other income and other expense. Other income consists primarily of insurance commissions and service charges on deposit accounts. Other expense consists primarily of noninterest expense, including salaries and employee benefits, occupancy, equipment, data processing and deposit insurance premiums. Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Business Strategy

     Our business strategy is to operate as a well-capitalized, profitable, community-oriented savings bank dedicated to providing quality customer service. In the past, we implemented our business strategy by emphasizing the origination of one- to four-family loans and other loans secured by real estate. We will continue to be primarily a one- to four-family lender. Management, however, has determined to broaden the scope of our loan products and services to enhance profitability and reduce the risks inherent in our loan portfolio, consistent with safety and soundness. In this regard, we have determined to reduce our reliance on subprime lending and to expand our commercial business lending and business banking services. There can be no assurances that we will successfully implement our strategy.

     Highlights of our business strategy are as follows:

          o Continuing One- to Four-Family Residential Real Estate Lending. Historically, we have emphasized one- to four-family residential lending within our market area. As of December 31, 2001, $115.3 million, or 88.0%, of our total loan portfolio consisted of one- to four-family residential real estate loans. During the year ended December 31, 2001, we originated $50.7 million of one- to four-family residential real estate loans of which $14.9 million were subprime loans. We intend to continue to originate one- to four-family loans because of our expertise with this type of lending, although we expect to reduce our subprime lending.

          o Reducing Reliance on Subprime Loans. In 1994, we began originating "subprime" loans through mortgage brokers to borrowers with impaired credit histories. Since that time, a significant number of our one- to four-family loan originations have been subprime loans primarily because they offered higher yields than traditional one- to four-family mortgage loans. Consequently, at December 31, 1999, $54.9 million of our loans, comprising 49.1% of our total loans, consisted of loans categorized as subprime loans. Beginning in 2000, we determined to de-emphasize the origination of such loans, because they carry greater credit risk. At December 31, 2001, our subprime loans totaled $47.1 million, or 35.9% of total loans. While we still originate subprime loans, we intend to increase our originations of traditional one- to four-family loans and commercial business loans.

          o Commercial Business Lending. We intend to originate more commercial business loans to complement our one- to four-family residential real estate lending. Although commercial business loans were an insignificant component of our loan portfolio at December 31, 2001, we are committed to developing our commercial business lending and our commercial business banking services. We have added a senior commercial banking officer to our staff with extensive experience in originating and servicing commercial business loans. We may add one or more additional experienced commercial business lending personnel to our staff as circumstances warrant. We believe that expanding our commercial business lending will enable us to improve the yield on our loan portfolio and diversify our assets while continuing to meet the needs of our community.

          o Establishing Our Commercial Business Banking. We are committed to meeting the financial needs of the communities in which we operate. In particular, we have increased our emphasis on business banking, and we now offer commercial deposit products, such as transaction accounts, to our business customers. Our objective is to actively market our business banking products and services to our existing customers, as well as new businesses within our market area.

          o Controlled Growth of Our Business. We intend to grow and expand our operations as market conditions warrant and consistent with our loan underwriting and capital criteria. In this regard, we are diversifying our lending operations by introducing commercial business lending, and we are marketing our deposit products to our commercial customers. In addition, we have purchased property in Orland Park, Illinois, to develop as a new branch facility. This branch is expected to open in 2002. The net proceeds from the offering will permit us to continue to grow our franchise. We believe these strategies will increase our presence in our market area.

Comparison of Financial Condition at December 31, 2001 and December 31, 2000

     Our total assets increased by $24.1 million, or 12.3%, to $219.8 million at December 31, 2001 from $195.7 million at December 31, 2000. The increase reflected growth in loans receivable and cash and cash equivalents, funded by an increase in deposits and decreases in securities. Loans increased by $20.7 million, or 19.2%, to $128.5 million at December 31, 2001 from $107.8 million at December 31, 2000. Our increase in loans resulted from a higher volume of one- to four-family mortgage loan originations reflecting increased demand as borrowers sought to take advantage of lower market interest rates. Cash and cash equivalents increased $6.2 million, or 27.2%, to $29.0 million at December 31, 2001 from $22.8 million at December 31, 2000 due to the net proceeds totaling $10.2 million from the sale of stock in the Company's initial public offering. Securities available-for-sale decreased by $3.6 million, or 6.2%, to $53.8 million at December 31, 2001 from $57.4 million at December 31, 2000. Securities decreased during this period due to maturities.

     Total deposits increased by $10.6 million, or 6.6%, to $171.8 million at December 31, 2001 from $161.3 million at December 31, 2000. While deposits levels were relatively stable, our transaction and savings deposits increased to $81.0 million from $65.3 million, while our certificate of deposit accounts decreased to $90.8 million from $95.9 million.

     Federal Home Loan Bank advances increased $1.0 million, or 8.3%, to $13.0 million at December 31, 2001 from $12.0 million at December 31, 2000. The increase in FHLB advances was used to fund new loan originations in 2001.

     Equity increased $12.0 million, or 62.6%, to $31.2 million at December 31, 2001 from $19.2 million at December 31, 2000. The increase was primarily the result of the Company's initial public offering, which raised $10.2 million, net of offering costs. Net income of $979,000 for the year ended December 31, 2001 and a $590,000 change in unrealized after-tax gains on securities available-for-sale also contributed to the increase in equity.

Comparison of Operating Results for the Years Ended December 31, 2001 and 2000

     General. Net income decreased $360,000, or 26.9%, to $979,000 for the year ended December 31, 2001 from $1.3 million for the year ended December 31, 2000. The decrease in net income resulted from a decrease in interest income, an increase in the provision for loan losses and an increase in noninterest expense, partially offset by a decrease in interest expense.

     Interest Income. Total interest income decreased by $591,000, or 4.2%, to $13.6 million for the year ended December 31, 2001 from $14.2 million for the year ended December 31, 2000. The decrease in interest income resulted primarily from decreases in interest on federal funds sold and interest-bearing deposits in other financial institutions, partially offset by an increase in interest from loans receivable.

     Interest income from loans increased $338,000, or 3.7%, to $9.5 million for the year ended December 31, 2001 from $9.2 million for the year ended December 31, 2000. The increase resulted from a $10.0 million, or 9.3%, increase in the average balance of loans to $118.0 million from $108.0 million, as loan originations exceeded repayment due to strong demand, reflecting generally lower interest rates in 2001. The average yield on loans receivable decreased to 8.09% from 8.53%, reflecting decreased market interest rates. The average yield on loans receivable is also affected by the level of subprime loans in our portfolio. The average yield on subprime loans was 8.93% and 9.68% for the years ended December 31, 2001 and 2000. The balance of subprime loans declined to $47.1 million at December 31, 2001 from $51.6 million at December 31, 2000, reflecting management's decision to de-emphasize the origination of subprime loans.

     Interest income on securities remained relatively stable, decreasing $98,000, or 2.8%, to $3.4 million for the year ended December 31, 2001.

     Interest income from interest-bearing deposits decreased $340,000, or 52.0%, to $314,000 for the year ended December 31, 2001 from $654,000 for the year ended December 31, 2000. The decrease resulted from a decline in the average yield to 4.23% from 6.92%, reflecting lower market interest rates in 2001. Interest income from federal funds sold decreased $491,000, or 57.5%, to $363,000 for the year ended December 31, 2001 from $854,000 fro the same period in 2000. The decrease was attributable to a decrease in the average balance of federal funds sold to $7.6 million from $13.5 million, as well as a drop in yield from 6.33% to 4.76%.

     Interest Expense. Total interest expense decreased $1.0 million, or 12.0%, to $7.5 million for the year ended December 31, 2001 from $8.5 million for the year ended December 31, 2000. The decrease in interest expense resulted primarily from decreases in the cost of deposits and Federal Home Loan Bank advances. Interest expense on deposits decreased $910,000, or 11.9%, to $6.7 million for the year ended December 31, 2001 from $7.6 million for the same period in 2000. The decrease resulted from a 51 basis point decrease in the cost of deposits to 4.14% from 4.65%, reflecting generally lower market interest rates in 2001. Interest expense on Federal Home Loan Bank advances decreased $112,000, or 12.9%, to $756,000 for the year ended December 31, 2001 from $868,000 for the year ended December 31, 2000. The decrease resulted from a $1.6 million decrease in the average balance of Federal Home Loan Bank advances, as well as a 10 basis point decrease in the cost of Federal Home Loan Bank advances.

     Net Interest Income. Net interest income remained relatively stable, increasing $431,000, or 7.5%, to $6.2 million for the year ended December 31, 2001 from $5.7 million for the same period in 2000. The net interest rate spread and the net interest margin increased during the period, reflecting lower levels of interest rates resulting in increased loan demand that exceeded the effects of the decrease in market rates. The net interest spread increased 18 basis points to 2.95% from 2.77% while the net interest margin increased 23 basis points to 3.27% from 3.04%.

     Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, we made provisions of $413,000 and $300,000 for the years ended December 31, 2001 and 2000, respectively. The provision increased by $113,000 due to an increase in charge-offs to $269,000 for the year ended December 31, 2001, from $94,000 for the year ended December 31, 2000 as well as a $380,000 increase in nonaccrual loans in 2001. The increased charge-offs during the year ended December 31, 2001, reflected, in part, losses incurred on a small number of mortgage loans secured by residential properties. The value of the properties securing the loans was impaired to a greater degree than management's initial assessment. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. Originations of subprime loans during the year ended December 31, 2001 and 2000 were $14.9 million and $12.5 million, respectively. The allowance for loan losses was $2.5 million, or 1.91% of loans outstanding at December 31, 2001, as compared with $2.4 million, or 2.15%, of loans outstanding at December 31, 2000. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

     Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2001 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

     Noninterest Income. Noninterest income increased $110,000, or 10.6%, to $1.1 million for the year ended December 31, 2001 from $1.0 million for the same period in 2000, primarily as a result of increases in insurance commissions of $84,000 and the gains on sale of other real estate of $30,000. We expect our non-interest income to increase as a result of the additional broker fees generated from our new Lockport loan production office. This office was opened in December 2001, therefore no volume was generated for the year ended 2001.

     Noninterest Expense. Noninterest expense increased $938,000, or 21.0%, to $5.4 million for the year ended December 31, 2001 from $4.5 million for the year ended December 31, 2000. This increase was a result of the $484,000 increase in salaries and employee benefits, an impairment charge of $154,000 related to our mortgage servicing rights, and a $179,000 increase in other expenses.

     Salaries and employee benefits represented 54.8% and 55.5% of total noninterest expense for the years ended December 31, 2001 and 2000. Total salaries and employee benefits increased $484,000, or 19.6%, to $3.0 million for the year ended December 31, 2001 from $2.5 million for the same period in 2000. The increase is primarily due to changes in our deferred compensation plan for directors, resulting in an additional expense of $142,000 as well as normal salary increases, bonuses, and benefit plan accruals, and the hiring of a commercial business lender.

     Mortgage servicing rights are recognized as assets for purchased rights and for the allocated value of retained servicing rights on loans sold. Mortgage servicing rights are expensed in proportion to and over the period of the life of the loan that was sold. Mortgage services rights are impaired when the fair value of the rights are compromised, either because the underlying loans are prepaid or the loans become delinquent or nonperforming. During the year ended December 31, 2001, we recorded an impairment charge of $154,000 to reflect the impact of declining interest rate environment in 2001, which reflected in higher prepayment speeds due to increased loan prepayments. For further information, see Notes 1 and 3 to Notes to the Consolidated Financial Statements.

     Other noninterest expense increased $179,000, or 26.0%, to $868,000 for the year ended December 31, 2001 from $689,000 during the same period in 2000. This increase reflects increased telephone expense of $34,000 reflecting our implementation of a banking-by-telephone in 2001 and an increase of $40,000 in postage and office supply expense which primarily was incurred in order to comply with the new privacy disclosure requirement.

     Provision for Income Taxes. The provision for income taxes decreased to $516,000, or 34.5%, of income before income taxes for the year ended December 31, 2001 from $666,000, or 33.2%, for the year ended December 31, 2000.

Average Balance Sheets

     The following tables present for the periods indicated the total dollar amount of interest income on average interest- earning assets and the resultant yields, the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, as well as yields and costs at December 31, 2001. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

                                                        At December 31, 2001
                                                    ---------------------------
                                                    Actual
                                                    Balance       Yield/Rate(1)
                                                    -------       -------------
                                                        (In Thousands)
Interest-earning assets:
    Loans receivable(1)                             $ 128,505         7.44%
    Securities                                         54,739         5.80
    Interest-bearing deposits and other                10,351         2.17
    Federal funds                                      18,000         1.13
                                                    ---------

       Total interest-earning assets                $ 211,595         6.22
                                                     ========         ----

Interest-bearing liabilities:
    Passbook savings                                $  40,939         1.53
    NOW accounts                                       28,127         0.82
    Money market accounts                              11,900         1.21
    Time deposits                                      90,843         4.87
                                                    ---------
       Total deposits                                 171,809
    FHLB advances                                      13,000         6.19
                                                     --------

       Total interest-bearing liabilities            $184,809         3.37
                                                      =======         ----

Net interest income
Net interest rate spread                                              2.85%
                                                                     =====
Net earning assets                                   $ 26,786
                                                      =======
Average interest-earning assets to average
  interest-bearing liabilities                                       114.49%
                                                                    =======
---------------------
(1)  Yield at December 31, 2001 excludes loan fees.

Average Balance Sheets

                                                                Years Ended December 31,
                                                                ------------------------
                                                        2001                                  2000
                                        ----------------------------------    ----------------------------------
                                         Average      Interest                  Average     Interest
                                       Outstanding     Earned/                Outstanding    Earned/
                                         Balance        Paid     Yield/Rate     Balance       Paid     Yield/Rate
                                         -------        ----     ----------     -------       ----     ----------
                                                                     (In Thousands)
Interest-earning assets:
    Loans receivable(1)........       $  118,028   $   9,545      8.09%     $  107,950   $   9,207       8.53%
    Securities.................           55,357       3,423      6.18          57,540       3,521       6.12
    Interest-bearing deposits
      and other................            7,419         314      4.23           9,448         654       6.92
    Federal funds..............            7,625         363      4.76          13,500         854       6.33
                                      ----------   ---------     -----      ----------   ---------       ----
       Total interest-earning
         assets................       $  188,429      13,645      7.24      $  188,438      14,236       7.55
                                      ==========   ---------     -----      ==========   ---------       ----

Interest-bearing liabilities:
    Passbook savings...........       $   38,229       1,027      2.68      $   36,894       1,061       2.88
    NOW accounts...............           20,519         150      0.73          18,720         145       0.77
    Money market accounts......            9,840         317      3.22           9,171         388       4.23
    Time deposits..............           93,716       5,232      5.58          99,510       6,042       6.07
                                      ----------   ---------                ----------   ---------
       Total deposits..........          162,304       6,726      4.14         164,295       7,636       4.65
    FHLB advances..............           12,167         756      6.21          13,750         868       6.31
                                      ----------   ---------     -----      ----------   ---------       ----
       Total interest-bearing
         liabilities...........       $  174,541       7,482      4.29      $  178,045       8,504       4.78
                                      ==========   ---------     -----      ==========   ---------       ----

Net interest income............                    $   6,163                             $   5,732
                                                   =========                             =========
Net interest rate spread.......                                   2.95%                                  2.77%
                                                                 =====                                   ====
Net earning assets.............       $   13,888                            $   10,393
                                      ==========                            ==========
Net yield on average interest-
  earning assets...............                                   3.27%                                  3.04%
                                                                 =====                                   ====
Average interest-earning assets
  to average interest-bearing
  liabilities..................                       107.96%                               105.84%
                                                   =========                             =========


(1) Average yields on subprime real estate loans were 8.93%, 9.68%, and 9.17% for the years ended December 31, 2001, 2000, and 1999.

Rate/Volume Analysis

     The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                                                       Year Ended December 31,
                                              --------------------------------------
                                                          2001 vs. 2000
                                              --------------------------------------
                                               Increase/(Decrease)           Total
                                                     Due to                Increase
                                             -------------------------
                                              Volume         Rate         (Decrease)
                                                        (In thousands)
Interest-earning assets
   Loans receivable......................... $     831    $      (493)   $       338
   Securities...............................      (135)            37            (98)
   Interest-bearing deposits and other......      (121)          (219)          (340)
   Federal funds............................      (313)          (178)          (491)
                                             ---------    ------------   ------------
       Total interest-earning assets........       262           (853)          (591)
                                             ---------    ------------   ------------

Interest-bearing liabilities
   Transaction and savings deposits.........        79           (179)          (100)
   Certificate accounts.....................      (340)          (470)          (810)
   Borrowings...............................       (99)           (13)          (112)
                                             ----------   -----------    ------------
       Total interest-bearing liabilities...      (360)          (662)        (1,022)
                                             ----------   -----------    ------------

Net interest income......................... $     622    $      (191)   $       431
                                             =========    ============   ===========

Management of Market Risk

     General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee, which consists of senior management operating under a policy adopted by the Board of Directors, meets as needed to review our asset/liability policies and interest rate risk position.

     We have sought to manage our interest rate risk by more closely matching the maturities of our interest rate sensitive assets and liabilities. In particular, we offer one, three and five year adjustable rate mortgage loans, and three and five year balloon loans. Furthermore, our experience with subprime loans has been that these loans remain a part of our portfolio for a significantly shorter period of time than other one- to four-family loans. In a low interest rate environment, borrowers typically prefer fixed-rate loans to adjustable-rate mortgages. We intend to sell into the secondary market our originations of longer-term fixed-rate loans. We do not solicit high-rate jumbo certificates of deposit or brokered funds.

     Net Portfolio Value. In past years, many savings associations have measured interest rate sensitivity by computing the "gap" between the assets and liabilities which are expected to mature or reprice within certain time periods based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the Office of Thrift Supervision. However, the Office of Thrift Supervision now requires the computation of amounts by which the net present value of an institution's cash flow from assets, liabilities and off-balance-sheet items (the institution's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. The Office of Thrift Supervision model estimates the economic value of each type of asset, liability and off-balance-sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 7% to 8% would mean, for example, a 100 basis point increase in the "Change in Interest Rates" column below. The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

     The table below sets forth, as of September 30, 2001(the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.

                                                                                    Net Portfolio Value as
                                                                                    a % of Present Value of
                                           Net Portfolio Value                        Assets/Liabilities
                            -----------------------------------------------        -------------------------
     Change in
   Interest Rates           Estimated            Amount of
   (Basis Points)              NPV                Change            Percent         NPV Ratio      Change(1)
   --------------              ---                ------            -------         ---------      ------
                                                      (Dollars in Thousands)

        +300              $   24,098           $ (6,082)            (20)%          11.81%           (232)
        +200                  26,459             (3,721)            (12)            12.74           (138)
        +100                  28,614             (1,566)             (5)            13.56            (56)
          0                   30,180                 --              --             14.12             --
        -100                  30,918                738               2             14.33             21
        -200                  31,171                991               3             14.33             21


(1)   Expressed in basis points.

     The table above indicates that at September 30, 2001, in the event of a 200 basis point decrease in interest rates, we would experience a 3% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 12% decrease in net portfolio value.

         Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on its net interest income, and will differ from actual results.

Liquidity and Capital Resources

     We maintain liquid assets at levels we consider adequate to meet our liquidity needs. Our liquidity ratio averaged 31.9% and 46.0% for the years ended December 31, 2001 and 2000. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

     Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the Federal Home Loan Bank of Chicago amounted to $8.0 million at December 31, 2001 and $9.1 million at December 31, 2000. For additional information about cash flows from our operating, financing, and investing activities, see Consolidated Statements of Cash Flows included in the financial statements.

     A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents, which are a product of our operating, investing and financing activities, and of government-backed securities classified as available-for-sale. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts, along with advances from the Federal Home Loan Bank of Chicago.

     Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago which provide an additional source of funds. At December 31, 2001, we had $13.0 million in advances from the Federal Home Loan Bank of Chicago. Of this amount, $3.0 million is due within one year, $5.0 million is due between one and three years, $1.0 million is due between four and five years and $4.0 million is due after five years.

     At December 31, 2001, we had outstanding commitments of $10.8 million to originate loans. This amount does not include the unfunded portion of loans in process. At December 31, 2001, certificates of deposit scheduled to mature in less than one year totaled $61.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits may be significantly higher upon renewal in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities. Rather than increasing our borrowings we intend to sell, as needed, our securities classified as available-for-sale in order to fund our lending activities.

New Accounting Pronouncements

     In July 2001, the FASB issued SFAS 141, Business Combinations, which requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. This pronouncement will have no effect on our financial statements unless we enter into a business combination transaction.

     In July 2001, the FASB also issued SFAS 142, Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized to earnings, but instead that the assets received in a business combination transaction be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies will be January 1, 2002. This pronouncement will not have any effect on our financial statements.

Impact of Inflation and Changing Prices

     The consolidated financial statements and related notes of A. J. Smith Federal have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effect of inflation.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------------------------

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders, which is incorporated herein by reference, includes the information required by this item.

ITEM 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------------------------------

         The financial statements identified in Item 14(a)(1) hereof are incorporated by reference hereunder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------------------------------------------

         None.
                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------------------------------------

     Information concerning Directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors." In addition, see "Executive Officers of the Company" in Item 1 for information concerning the Company's executive officers.

ITEM 11.          EXECUTIVE COMPENSATION
----------------------------------------

     Information concerning executive compensation is incorporated herein by reference from the Company's Proxy Statement, specifically the section captioned "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     Information concerning security ownership of certain owners and management is incorporated herein by reference from the Company's Proxy Statement, specifically the section captioned "Voting Securities and Principal Holder Thereof."

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------------------------

     Information concerning relationships and transactions is incorporated herein by reference from the Company's Proxy Statement, specifically the section captioned "Transactions with Certain Related Persons."

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
----------------------------------------------------------------------------

     The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

     (a)(1) Financial Statements

     o Report of Independent Auditors

     o Consolidated Statements of Financial Condition at December 31, 2001 and 2000

     o Consolidated Statements of Income for the Years Ended December 31, 2001 and 2000

     o Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001 and 2000

     o Consolidated Statements of Cash Flows for the Years Ended December 31, 2001 and 2000

     o  Notes to Consolidated Financial Statements.

     (a)(2) Financial Statement Schedules

          No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

     (a)(3) Exhibits

              13      Financial Statements
              21      Subsidiaries of the Registrant

         (b)  Reports on Form 8-K

     None.

     (c) The exhibits listed under (a)(3) above are filed herewith.

     (d) Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          AJS Bancorp, Inc.



Date: March 19, 2002                                 By:  /s/ Thomas R.  Butkus
                                                          ---------------------------------------------------------
                                                          Thomas R. Butkus, Chairman of the Board
                                                          and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:/s/ Thomas R. Butkus                              By:   /s/ Lyn G.  Rupich
   ------------------------------------------------        ----------------------------------------
     Thomas R.  Butkus, Chairman of the Board              Lyn G. Rupich, Vice President and Chief
       and President                                       Financial Officer
     (Principal Executive Officer)

Date: March 19, 2002                                 Date: March 19, 2002



By:/s/ Roger L. Aurelio                              By:   /s/ Raymond J. Blake
   ------------------------------------------------        ----------------------------------------
     Roger L. Aurelio, Director                            Raymond J. Blake, Director

Date: March 19, 2002                                 Date: March 19, 2002



By: /s/ Jack A.  Long                                By:   /s/ Edward S.  Milen
    -----------------------------------------------        ----------------------------------------
     Jack A. Long, Director                                Edward S. Milen, Director

Date: March 19, 2002                                 Date: March 19, 2002

