Form 10KSB/A
period 2001-12-31
AJS BANCORP INC
filed 2002-05-09
CIK 1144515

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                FORM 10-KSB/A No.1



           [X]     Annual Report Pursuant to Section 13 or 15(d) of The
                          Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2001

           [ ]     Transition Report Pursuant to Section 13 or 15(d) of
                         The Securities Exchange Act of 1934


                        Commission File Number 000-33405


                                AJS Bancorp, Inc.
--------------------------------------------------------------------------------
                 (Exact Name of Registrant as Specified in its Charter)

                 United States                               36-4485606
--------------------------------------------------------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                   Identification No.)


                14757 S. Cicero Avenue, Midlothian, Illinois 60445
   -----------------------------------------------------------------------------
               (Address of principal executive office) (Zip Code)


       Registrant's telephone number, including area code: (708)687-7400
                                                           --------------

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X[ No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $979,000

As of March 8, 2002 there were issued and outstanding 2,406,950 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of March 8, 2002 ($14.00) was $13,091,918.

  Transitional Small Business Disclosure Format (check one): Yes [ ]  No [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

We are amending the attached December 31, 2001 AJS Bancorp, Inc., 10KSB to provide the signature for the audited financials.

                                AJS BANCORP, INC.
                              Midlothian, Illinois




                        CONSOLIDATED FINANCIAL STATEMENTS






                                    CONTENTS






REPORT OF INDEPENDENT AUDITORS ..........................................  F-2


CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION......................  F-3

     CONSOLIDATED STATEMENTS OF INCOME...................................  F-4

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY.....................  F-5

     CONSOLIDATED STATEMENTS OF CASH FLOWS...............................  F-6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .........................  F-8



All schedules are omitted as the required information either is not applicable or is included in the consolidated financial statements or related notes.

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
AJS Bancorp, Inc.
Midlothian, Illinois


We have audited the accompanying consolidated statements of financial condition of AJS Bancorp, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AJS Bancorp, Inc. as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                                               /s/ Crowe, Chizek and Company LLP
                                               ---------------------------------
                                               Crowe, Chizek and Company LLP

Oak Brook, Illinois
January 25, 2002

                                AJS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                         2001        2000
                                                                     --------    --------
ASSETS
Cash and cash equivalents
    Cash and due from banks (interest-bearing: December 31, 2001 -
      $8,037; December 31, 2000 -  $4,512)                        $    11,009 $    10,808
    Federal funds sold                                                 18,000      12,000
                                                                     --------    --------
       Total cash and cash equivalents                                 29,009      22,808

Certificates of deposit                                                 1,000          --
Securities available-for-sale                                          53,811      57,377
Securities held-to-maturity (fair value: December 31, 2001 -
  $938; December 31, 2000 - $796)                                         928         791
Loans, net                                                            128,505     107,769
Federal Home Loan Bank stock, at cost                                   1,314       1,228
Premises and equipment                                                  2,933       2,884
Other real estate owned                                                   161         305
Accrued interest receivable                                             1,467       1,474
Other assets                                                              652       1,054
                                                                     --------    --------
    Total assets                                                  $   219,780 $   195,690
                                                                     ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits                                                      $   171,809 $   161,251
    Federal Home Loan Bank advances                                    13,000      12,000
    Advance payments by borrowers for taxes and insurance               1,383       1,242
    Other liabilities and accrued interest payable                      2,340       1,982
                                                                     --------    --------
       Total liabilities                                              188,532     176,475

Stockholders' equity
    Preferred stock, $.01 par value, 20,000,000 shares authorized          --          --
    Common stock, $.01 par value per share, 2,406,950 shares
      authorized and issued                                                24          --
    Additional paid in capital                                         11,220          --
    Unearned ESOP shares                                                 (755)         --
    Retained earnings                                                  19,749      18,795
    Accumulated other comprehensive income                              1,010         420
                                                                     --------    --------
       Total stockholders' equity                                      31,248      19,215
                                                                     --------    --------

          Total liabilities and stockholders' equity              $   219,780 $   195,690
                                                                     ========    ========


--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                                AJS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)

--------------------------------------------------------------------------------


                                                                         2001     2000
                                                                         ----     ----

Interest and dividend income
    Loans                                                             $ 9,545 $  9,207
    Securities                                                          3,423    3,521
    Interest-bearing deposits and other                                   314      654
    Federal funds sold                                                    363      854
                                                                      ------- --------
       Total interest income                                           13,645   14,236

Interest expense
    Deposits                                                            6,726    7,636
    Federal Home Loan Bank
      Advances and other                                                  756      868
                                                                      ------- --------
       Total interest expense                                           7,482    8,504
                                                                      ------- --------

Net interest income                                                     6,163    5,732

Provision for loan losses                                                 413      300

Net interest income after provision
  for loan losses                                                       5,750    5,432

Noninterest income
    Service fees                                                          615      626
    Gain on sale of other real estate                                      44       14
    Insurance commissions                                                 319      235
    Other                                                                 168      161
                                                                      ------- --------
       Total noninterest income                                         1,146    1,036

Noninterest expense
    Compensation and employee benefits                                  2,959    2,475
    Occupancy expense                                                     771      703
    Data processing expense                                               370      326
    Advertising and promotion                                             241      214
    Amortization of mortgage servicing rights, including
      impairment loss                                                     192       56
    Other                                                                 868      689
                                                                      ------- --------
       Total noninterest expense                                        5,401    4,463
                                                                      ------- --------

Income before income taxes                                              1,495    2,005

Income taxes                                                              516      666
                                                                      ------- --------

Net income                                                            $   979   $ 1,339
                                                                      =======   =======

Earnings per share (Note 1)
    Basic and diluted                                                     N/A      N/A



--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                                AJS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                                          Accumulated
                                                                                          Other
                                                            Additional Unearned           Compre-
                                                    Common   Paid-in    ESOP   Retained   hensive
                                                    Stock    Capital   Shares  Earnings   Income(Loss) Total
                                                    -----    -------   ------  --------   ------------ -----

Balance at January 1, 2000                        $   --   $    --   $  --    $ 17,456    $  (509)   $ 16,947

Comprehensive income
    Net income                                        --        --      --       1,339         --       1,339

    Change in unrealized gain on securities
      available-for-sale, net of taxes                --        --      --          --        929         929
                                                                                                     --------

       Total comprehensive income                                                                       2,268
                                                  ------   -------   -----    --------    -------    --------

Balance at December 31, 2000                          --        --      --      18,795        420      19,215

Dividend paid in connection with reorganization       --        --      --         (25)        --         (25)

Issuance of common stock, net of issuance costs       24    11,161    (944)         --         --      10,241

ESOP shares earned                                    --        59     189          --         --         248

Comprehensive income
    Net income                                        --        --      --         979         --         979

    Change in unrealized gain on securities
      available-for-sale, net of taxes                --        --      --          --        590         590
                                                                                                     --------
       Total comprehensive income                                                                       1,569

                                                  ------   -------   -----    --------    -------    --------
Balance at December 31, 2001                      $   24   $11,220   $(755)   $ 19,749    $ 1,010    $ 31,248
                                                  ======   =======   =====    ========    =======    ========


--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                                AJS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                            2001       2000
                                                            ----       ----

Cash flows from operating activities
    Net income                                           $   979    $ 1,339
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation                                          357        361
       Provision for loan losses                             413        300
       Deferred income taxes                                (359)      (214)
       Premium amortization, net                            (136)      (137)
       ESOP compensation expense                             248         --
       Amortization and impairment of mortgage
         servicing rights                                    192         56
       FHLB stock dividends                                  (86)       (85)
       Gain on sale of other real estate                     (44)       (14)
       Changes in
          Accrued interest receivable                          7        (28)
          Other assets                                       196         87
          Accrued interest payable                           (39)        (9)
          Other liabilities                                  397        181
                                                         -------    -------
              Net cash provided by operating
                activities                                 2,125      1,837

Cash flows from investing activities
    Securities available-for-sale
       Purchases                                         (19,929)   (24,056)
       Maturities and principal payments                  24,584     14,781
    Securities held-to-maturity
       Purchases                                            (350)        --
       Maturities and principal payments                     223        164
    Purchase of certificates of deposit                   (2,000)    (7,000)
    Maturities of certificates of deposit                  1,000     15,000
    Loan (originations) repayments, net                  (21,399)     1,116
    Proceeds from sale of other real estate                  438        300
    Purchase of equipment                                   (406)      (226)
                                                         -------    -------
       Net cash provided by (used in) investing
         activities                                      (17,839)        79



                                   (Continued)

                                AJS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

--------------------------------------------------------------------------------


                                                           2001       2000
                                                           ----       ----

Cash flows from financing activities
    Net change in deposits                               $10,558   $  (542)
    Net change in Federal Home Loan Bank advances          1,000    (5,000)
    Net change in federal funds purchased                     --      (500)
    Net change in advance payments by borrowers
      for taxes and insurance                                141        41
    Net proceeds from reorganization                      10,241        --
    Dividends paid in connections with stock issuance        (25)       --
                                                         -------    -------
       Net cash provided by (used in) financing
         activities                                       21,915    (6,001)
                                                         -------    -------

Net change in cash and cash equivalents                    6,201    (4,085)

Cash and cash equivalents at beginning of year            22,808    26,893
                                                         -------    -------

Cash and cash equivalents at end of year                 $29,009   $22,808
                                                         =======   =======

Supplemental disclosures of cash flow information
    Cash paid during the year for
       Interest                                          $ 7,521   $ 8,513
       Income taxes                                          688       784

    Noncash investing and financing activities
       Other real estate acquired in settlement of loans     250       591


--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                                AJS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of AJS Bancorp, Inc. ("the Company") and its wholly owned subsidiaries,
A. J. Smith Federal Savings Bank ("the Bank") and A.J.S. Insurance, LLC, which provides insurance and investment services to the public. All significant intercompany balances and transactions have been eliminated.

Nature of Operations: The only business of the Company is ownership of the Bank. The Bank is a federally chartered savings bank with operations located in Midlothian and Orland Park, Illinois. The Bank provides single-family residential loans to and accepts deposits from customers located in the southern suburbs of Chicago, Illinois.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and future results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions with original maturities of less than 90 days, and federal funds sold. Net cash flows are reported for loan and deposit transactions.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Other securities such as Federal Home Loan Bank stock are carried at cost.

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Loans: Loans that management has the intent and ability to hold until maturity or payoffs are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the contractual loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days. Payments received on such loans are reported as principal reductions.


--------------------------------------------------------------------------------
                                   (Continued)

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, known and inherent losses in the nature and volume of the portfolio that are both probable and estimable, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using primarily the straight-line method and is provided over the estimated useful lives of 15 to 50 years for premises and 1 to 7 years for equipment.

Servicing Rights: Servicing rights are recognized as assets for purchased rights and for the allocated value of retained servicing rights on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

Other Real Estate Owned: Real estate properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. Costs relating to improvement of property are capitalized, whereas costs relating to holding property are expensed.

Valuations are periodically performed by management, and an allowance for losses is established by a charge to income if the carrying value of a property exceeds its estimated fair value less estimated costs to sell.

--------------------------------------------------------------------------------
                                   (Continued)

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Earnings Per Share: Disclosure of earnings per common share for the year ended December 31, 2001 would not be meaningful as the earnings available to common shareholders since the date of reorganization, December 26, 2001, were not material.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, which are also recognized as separate components of stockholders' equity.

Employee Stock Ownership Plan: The cost of shares issued to the ESOP but not yet allocated to participants is presented in the consolidated balance sheet as a reduction of stockholders' equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of the shares committed to be released is recorded as an adjustment to paid-in capital. Dividends on allocated ESOP shares reduce retained earnings; dividends on unallocated ESOP shares reduce debt. Shares are considered outstanding in the earnings per share calculations as they are committed to be released; unallocated shares are not considered outstanding.

--------------------------------------------------------------------------------
                                   (Continued)

                                AJS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

The amortized cost and fair value of securities available-for-sale follow:

                                                                        Gross          Gross
                                                       Amortized     Unrealized     Unrealized         Fair
                                                         Cost           Gains         Losses           Value
                                                         ----           -----         ------           -----
     December 31, 2001
         U.S. governmental agencies                  $    43,367     $     1,511    $       (32)   $    44,846
         Mortgage-backed                                   8,794             193            (22)         8,965
                                                     -----------     -----------    -----------    -----------

                                                     $    52,161     $     1,704    $       (54)   $    53,811
                                                     ===========     ===========    ===========    ===========

     December 31, 2000
         U.S. governmental agencies                  $    46,352     $       656    $       (51)   $    46,957
         Mortgage-backed                                  10,338             108            (26)        10,420
                                                     -----------     -----------    -----------    -----------
                                                     $    56,690     $       764    $       (77)   $    57,377
                                                     ===========     ===========    ===========    ===========

The amortized cost and fair values of securities held-to-maturity follow:

                                                                        Gross          Gross
                                                       Amortized     Unrealized     Unrealized         Fair
                                                         Cost           Gains         Losses           Value
                                                         ----           -----         ------           -----
     December 31, 2001
         State and municipal                         $       559     $         -    $         -    $       559
         Mortgage-backed                                     369              10              -            379
                                                     -----------     -----------    -----------    -----------

                                                     $       928     $        10    $         -    $       938
                                                     ===========     ===========    ==========     ===========

     December 31, 2000
         State and municipal                         $       319     $         -    $         -    $       319
         Mortgage-backed                                     472               5              -            477
                                                     -----------     -----------    -----------    -----------

                                                     $       791     $         5    $         -    $       796
                                                     ===========     ===========    ==========     ===========


--------------------------------------------------------------------------------
                                   (Continued)

                                AJS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

Contractual maturities of debt securities were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                   -----Available-for-Sale-----     -----Held-to-Maturity-----
                                                   ----------------------------     --------------------------
                                                       Amortized        Fair         Amortized          Fair
                                                         Cost           Value          Cost             Value
                                                         ----           -----          ----             -----
December 31, 2001
     Due in one year or less                         $    14,719     $    15,019    $       468    $       468
     Due after one year through five years                28,648          29,827             91             91
     Mortgage-backed securities                            8,794           8,965            369            379
                                                     -----------     -----------    -----------    -----------

                                                     $    52,161     $    53,811    $       928    $       938
                                                     ===========     ===========    ===========    ===========

Securities with a carrying value of approximately $17,553, and $20,737 at December 31, 2001 and 2000 were pledged to secure public deposits and other purposes as required or permitted by law.


NOTE 3 - LOANS

Loans consist of:
                                                            2001          2000
                                                            ----          ----
     Mortgage loans:
         Secured by one-to-four-family residences        $ 115,344    $  93,962
         Multi-family and other loans secured by
           other properties                                  9,281        9,442
         Home equity loans                                   5,667        5,999
     Consumer and other loans                                  765          733
                                                         ---------    ---------
                                                           131,057      110,136
     Allowance for loan losses                              (2,508)      (2,364)
     Deferred loan (fees) costs                                 (5)          52
     Deferred gain on real estate contracts                    (39)         (55)
                                                         ---------    ---------
         Loans, net                                      $ 128,505    $ 107,769
                                                         =========    =========

The Bank's mortgage loan portfolio includes "subprime" loans made to borrowers with weakened credit characteristics, such as prior payment delinquencies, foreclosures, bankruptcies, or diminished repayment ability. These subprime loans totaled $47,082 and $51,588 at December 31, 2001 and 2000.


--------------------------------------------------------------------------------
                                   (Continued)

                                AJS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
--------------------------------------------------------------------------------



NOTE 3 - LOANS (Continued)

Changes in the allowance for loan losses follow:

                                                           2001        2000
                                                           ----        ----

     Beginning balance                                 $  2,364    $  2,158
     Provision for loan losses                              413         300
     Charge-offs                                           (269)        (94)
     Recoveries                                               -           -
                                                       --------    --------
         Ending balance                                $  2,508    $  2,364
                                                       ========    ========

At and during the years ended December 31, 2001 and 2000, there were no loans considered impaired.

Certain directors and executive officers of the Bank and companies with which they are affiliated have obtained loans from the Bank on various occasions. In the opinion of management, these loans were made at substantially the same terms and rates extended to other customers and do not involve more than the normal risk of collectibility. A summary of such loans made by the Bank in the ordinary course of business is as follows:

                                                            2001
                                                             ----

                  Beginning balance                      $   952
                  New loans                                  505
                  Repayments                                (497)
                                                         -------
                      Ending balance                     $   960
                                                         =======

Nonaccrual loans on which accrual of interest has been discontinued totaled $1,576 and $1,196 at December 31, 2001 and 2000. Differences in interest income recorded on the cash basis on nonaccrual loans for the years ended December 31, 2001 and 2000 and the amounts that would have been recorded if interest on such nonaccrual loans had been accrued were not material to the financial statements.

--------------------------------------------------------------------------------
                                   (Continued)

                                AJS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
--------------------------------------------------------------------------------


NOTE 3 - LOANS (Continued)

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans follows:

                                                        2001       2000
                                                        ----       ----

     Mortgage loan portfolios serviced for:
         FNMA                                         $25,766    $33,899
         FHLMC                                            372        540
         Other investors                                   27         47
                                                      -------    -------

     Balance, end of year                             $26,165    $34,486
                                                      =======    =======

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $684 and $848 at December 31, 2001 and 2000.

The aggregate changes in mortgage servicing rights were as follows:

                                                        2001       2000
                                                        ----       ----

     Balance, beginning of year                       $   230    $   286
     Additions                                              -          -
     Amortization                                         (38)       (56)
     Impairment                                          (154)         -
                                                      -------    -------

         Balance, end of year                         $    38    $   230
                                                      =======    =======


NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment consist of:

                                                        2001        2000
                                                        ----        ----

     Land                                             $   647    $   602
     Office buildings and improvements                  3,766      3,749
     Furniture, fixtures, and equipment                 1,325      1,393
                                                      -------    -------
                                                        5,738      5,744
     Less accumulated depreciation                      2,805      2,860
                                                      -------    -------

                                                      $ 2,933    $ 2,884
                                                      =======    =======
--------------------------------------------------------------------------------
                                   (Continued)

                                AJS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
--------------------------------------------------------------------------------


NOTE 5 - DEPOSITS

Certificates of deposit $100,000 or more were $23,371 and $23,571 at December 31, 2001 and 2000. Deposit amounts in excess of $100,000 are not federally insured.

Deposit accounts are summarized as follows:

                                                       2001          2000
                                                       ----          ----

         Passbook accounts                           $ 40,939     $  36,143
         NOW accounts                                  28,127        19,467
         Money market accounts                         11,900         9,720
         Certificates of deposit                       90,843        95,921
                                                       ------        ------
              Total deposits                         $171,809     $ 161,251
                                                     ========     =========

Scheduled maturities of time certificates are as follows:

                                                   December 31,
                            Year                       2001
                                                       ----

                           2002                      $ 61,757
                           2003                        12,813
                           2004                         5,264
                           2005                         7,515
                           2006                         3,438
                           Thereafter                      56
                                                       ------
                                                     $ 90,843
                                                     ========

Interest expense on deposits is summarized as follows:

                                                         2001           2000
                                                         ----           ----

         NOW                                         $    150        $   145
         Money market                                     317            388
         Passbook                                       1,027          1,061
         Certificates of deposit                        5,232          6,042
                                                     --------        -------

                                                     $  6,726        $ 7,636
                                                     ========        =======

Non-interest-bearing deposits (NOW accounts) totaled $12,052 and $10,745 at December 31, 2001 and 2000.

--------------------------------------------------------------------------------
                                   (Continued)

                                AJS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
--------------------------------------------------------------------------------


NOTE 6 - FEDERAL HOME LOAN BANK ADVANCES

Advances from the Federal Home Loan Bank consist of:

                                                          Frequency
                                                           of Rate
          Maturity Date                 Rate             Adjustment                     2001           2000
          -------------                 ----             ----------                     ----           ----

     February 16, 2001                  5.45%               Fixed                   $         -    $     2,000
     May 29, 2001                       6.49%               Fixed                             -          1,000
     November 29, 2001                  6.56%               Fixed                             -          1,000
     February 16, 2002                  5.61%               Fixed                         1,000          1,000
     July 1, 2002                       6.80%               Fixed                         1,000          1,000
     December 21, 2002                  6.64%               Fixed                         1,000          1,000
     December 30, 2003                  7.03%               Fixed                         1,000          1,000
     May 6, 2004                        6.00%               Fixed                         2,000          2,000
     May 6, 2005                        6.10%               Fixed                         2,000          2,000
     November 27, 2007                  5.28%               Fixed                         1,000              -
     November 27, 2008                  5.48%               Fixed                         1,000              -
     March 20, 2009                     5.63%               Fixed                         3,000              -
                                                                                          -----          -----
                                                                                    $    13,000    $    12,000
                                                                                    ===========    ===========

The advances are secured by a blanket lien on qualifying first mortgage loans in an amount equal to at least 170% of the amount of outstanding advances. The advances are also subject to a prepayment penalty.


NOTE 7 - INCOME TAXES

Income tax expense was as follows:
                                                  2001        2000
                                                  ----        ----
     Current
         Federal                               $   875    $    878
         State                                        -           2
     Deferred                                      (359)       (214)
                                               --------    --------
         Total                                 $    516    $    666
                                               ========    ========

--------------------------------------------------------------------------------

                                  (Continued)

                                AJS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
--------------------------------------------------------------------------------


NOTE 7 - INCOME TAXES (Continued)

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following.

                                                                           2001      2000
                                                                           ----      ----

     Income tax at federal statutory rate                                $  508    $  682
     Effect of
         State taxes, net of federal benefit                                (45)      (31)
         Other, net                                                          53        15
                                                                         ------    ------

     Total                                                               $  516    $  666
                                                                         ======    ======

     Effective tax rate                                                    34.5%     33.2%
                                                                         ======    ======

The net deferred tax assets included in other assets in the consolidated statements of financial condition are as follows:

                                                                           2001      2000
                                                                           ----      ----

     Deferred tax assets
         Allowance for loan losses                                       $  972    $  821
         Accrued expenses                                                   652       512
                                                                         ------    ------
                                                                          1,624     1,333
                                                                         ------    ------
     Deferred tax liabilities
         Premises and equipment                                              (1)      (61)
         Unrealized gain on securities available-for-sale                  (640)     (267)
         Federal Home Loan Bank stock dividends                            (113)      (82)
         Deferred loan fees                                                (107)     (103)
         Mortgage servicing rights                                          (15)      (89)
         Other                                                             (265)     (234)
                                                                         ------    ------
                                                                          1,141)     (836)
                                                                         ------    ------

     Net deferred tax asset                                              $  483    $  497
                                                                         ======    ======

Federal income tax laws provided additional bad debt deductions through 1987 totaling $2,372. Accounting standards do not require a deferred tax liability to be recorded on this amount, which liability otherwise would total $919 at December 31, 2001. If the Bank were liquidated or otherwise ceased to be a bank or if tax laws were to change, this amount would be expensed.

--------------------------------------------------------------------------------
                                   (Continued)

                                AJS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
--------------------------------------------------------------------------------


NOTE 8 - EMPLOYEE BENEFITS

The Bank maintains a contributory profit sharing plan for its employees. To be eligible to participate, an employee must have completed one year of service, be credited with 1,000 hours of service during that period, and have attained the age of 18. Bank contributions to the plan are discretionary and determined by the Board of Directors. Profit sharing expense was $12 and $220 for the years ended December 31, 2001 and 2000.

The Bank suspended its defined contribution 401(k) retirement plan in January 1997. No matching contributions were made for the years ended December 31, 2001 or 2000.

The Bank sponsors nonqualified unfunded retirement plans for directors, which provide annual benefit payments to directors upon retirement. The Bank's liability for the plans totaled $1,545 and $1,190 at December 31, 2001 and 2000. Expense related to the plans totaled $355 and $156 for the years ended December 31, 2001 and 2000.


NOTE 9 - EMPLOYEE STOCK OWNERSHIP PLAN

As part of the conversion transaction, the Company established an employee stock ownership plan (ESOP) for the benefit of substantially all employees. The ESOP borrowed $944 from the Company and used those funds to acquire 94,352 shares of the Company's stock at $10 per share.

Shares issued to the ESOP are allocated to ESOP participants based on principal and interest repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on the ESOP's assets. Principal payments are scheduled to occur over a ten-year period. However, in the event the Company's contributions exceed the minimum debt service requirements, additional principal payment will be made.

During 2001, 18,870 shares of stock with an average fair value of $13.15 per share were committed to be released, resulting in ESOP compensation expense of $248. Shares held by the ESOP at December 31, 2001 are as follows:

         Allocated shares                                           18,870
         Unallocated shares                                         75,482
              Total ESOP shares                                     94,352
                                                                    ------

         Fair value of unallocated shares at December 31, 2001     $   993
                                                                   =======

--------------------------------------------------------------------------------
                                   (Continued)

                                AJS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
--------------------------------------------------------------------------------


NOTE 10 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows.

                                                      -----December 31, 2001------      -----December 31, 2000-----
                                                         Carrying       Fair              Carrying        Fair
                                                          Amount        Value              Amount         Value
                                                          ------        -----              ------         -----
    Financial assets
       Cash and cash equivalents                      $   29,009   $   29,009           $   22,808   $   22,808
       Certificates of deposit                             1,000        1,000                    -            -
       Securities available-for-sale                      53,811       53,811               57,377       57,377
       Securities held-to-maturity                           928          938                  791          796
       Federal Home Loan Bank
         stock                                             1,314        1,314                1,228        1,228
       Loans                                             128,505      129,470              107,769      111,083
       Accrued interest receivable                         1,467        1,467                1,474        1,474

    Financial liabilities
       Deposits                                          171,809      174,633              161,251      162,084
       Advances from Federal
         Home Loan                                        13,000       13,137               12,000       12,035
       Advances from borrowers for
         taxes and insurance                               1,383        1,383                1,242        1,242
       Accrued interest payable                              109          109                  148          148

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, certificates of deposit, short-term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair value is based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements.


--------------------------------------------------------------------------------
                                  (Continued)

                                AJS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
--------------------------------------------------------------------------------


NOTE 11 - REGULATORY CAPITAL

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

Actual and required capital amounts (in thousands) and ratios are presented below:

                                                                                                           To Be Well
                                                                                                        Capitalized Under
                                                                                  For Capital           Prompt Corrective
                                                          Actual               Adequacy Purposes        Action Provisions
                                                          ------               -----------------        -----------------
                                                     Amount       Ratio      Amount        Ratio       Amount       Ratio
                                                     ------       -----      ------        -----       ------       -----

As of December 31, 2001
   Total capital to risk-weighted assets            $  26,080     22.8%      $  9,132       8.0%       $  11,415    10.0%
   Tier I (core) capital to risk-weighted assets       24,645     21.6          4,566       4.0            6,849     6.0
   Tier I (core) capital to adjusted total assets      24,645     11.3          8,736       4.0           10,920     5.0

As of December 31, 2000
   Total capital to risk-weighted assets            $  20,107     22.4%      $  7,189       8.0%       $   8,986    10.0%
   Tier I (core) capital to risk-weighted assets       18,795     20.9          3,594       4.0            5,392     6.0
   Tier I (core) capital to adjusted total assets      18,795      9.6          7,817       4.0            9,772     5.0

As of December 31, 2001, the most recent notification from the Office of Thrift Supervision ("the OTS") categorized the Bank as well capitalized under the regulatory framework for prompt correction action. There are no conditions or events since that notification that management believes have changed the Bank's category.

In 2001, for institutions involved in "subprime" lending (see Note 3), the OTS adopted new regulations that increased the amount of minimum total capital required to meet each prompt corrective action classification. Although OTS guidance that would permit the accurate calculation of the new requirements is not yet available, management believes that the new regulations will not affect the Bank's categorization as well capitalized.

--------------------------------------------------------------------------------

                                  (Continued)

                                AJS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
--------------------------------------------------------------------------------


NOTE 12 - OFF-BALANCE-SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

Financial instruments with off-balance-sheet risk were as follows.

                                                        2001       2000
                                                        ----       ----

     Commitments to make loans                       $10,767    $ 2,589
     Letters of credit                                    67         57
     Unused lines of credit                            6,908      5,259

Commitments to make loans are fixed rate and are generally made for periods of 120 days or less. As of December 31, 2001, fixed rate loan commitments had interest rates ranging from 4.50% to 10.25%. All unused lines of credit are variable rate commitments.

In the normal course of business, there are various outstanding contingent liabilities such as claims and legal actions that are not reflected in the financial statements. In the opinion of management, no material losses are anticipated as a result of these actions or claims.

The Bank originates fixed-rate mortgages and secures them in mortgage pools through FNMA and FHLMC. These mortgage-backed securities are sold with and without recourse. The Bank was at risk for $1,394 and $1,639 at December 31, 2001 and 2000 representing loans sold with recourse.


NOTE 13 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows.

                                                        2001         2000
                                                        ----         ----

     Unrealized holding gains and losses
       on securities available-for-sale              $   963    $ 1,518
     Tax effect                                         (373)      (589)
                                                     -------    -------

         Other comprehensive income                  $   590    $   929
                                                     =======    =======



--------------------------------------------------------------------------------

                                  (Continued)

                                AJS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
--------------------------------------------------------------------------------


NOTE 14 - ADOPTION OF PLAN OF REORGANIZATION AND STOCK ISSUANCE

On June 19, 2001, the Board of Directors of the Bank adopted a Plan of Reorganization and Stock Issuance ("the Plan") to reorganize the Bank into AJS Bancorp, MHC, a mutual holding company ("MHC"), and form the Company and a federal stock savings bank ("the Bank") with the concurrent sale of the Company's common stock in an amount equal to 49% of the consolidated pro forma market value of the Company and the Bank after giving effect to the offering.

On December 26, 2001, the Company sold 1,179,406 shares of common stock at $10 per share and received proceeds of $11,794 net of conversion expenses of $609 and ESOP shares. Approximately 50% of the net proceeds were used by the Company to acquire all of the capital stock of the Bank.

Accordingly, MHC holds 51%, or 1,227,544 shares, of the outstanding stock of the Company, with the remaining 49% held by the public. The Company holds 100% of the Bank. The Bank may not pay dividends to the Company if the dividends would cause the Bank to fall below the "well capitalized" capital threshold.


NOTE 15 - PARENT COMPANY CONSOLIDATED FINANCIAL STATEMENTS

The following are the condensed balance sheets and statements of income and cash flows for AJS Bancorp, Inc. without subsidiary.

                             CONDENSED BALANCE SHEET
                                December 31, 2001

ASSETS
Cash and cash equivalents                            $ 4,648
ESOP loan                                                944
Investment in bank subsidiary                         25,656
                                                     -------

                                                     $31,248
                                                     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Shareholders' equity                                 $31,248
                                                     =======



--------------------------------------------------------------------------------

                                  (Continued)

                                AJS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
--------------------------------------------------------------------------------

NOTE 15 - PARENT COMPANY CONSOLIDATED FINANCIAL STATEMENTS
  (Continued)

                                           CONDENSED STATEMENT OF INCOME
                            For the period December 26, 2001 through December 31, 2001

Equity in undistributed earnings of bank subsidiary                                            $     1
                                                                                               -------

Net income                                                                                     $     1
                                                                                               =======


                                         CONDENSED STATEMENT OF CASH FLOWS
                          For the period December 26, 2001 through December 31, 2001


Operating activities
     Net income                                                                                $     1
     Adjustments to reconcile net income to net cash provided by
       operating activities                                                                         (1)
     Equity in undistributed earnings of bank subsidiary                                             -
                                                                                               -------
         Net cash provided by operating activities                                                   -

Investing activities
     Loan to ESOP                                                                                 (944)
     Purchase of bank subsidiary stock                                                          (5,593)
                                                                                               -------
         Net cash used in investing activities                                                  (6,537)

Financing activities
     Proceeds from sale of common stock, net of issuance costs                                  11,185
                                                                                               -------
         Net cash provided by financing activities                                              11,185

Net change in cash and cash equivalents                                                          4,648

Cash and cash equivalents at beginning of period                                                     -
                                                                                               -------

Cash and cash equivalents at end of period                                                     $ 4,648
                                                                                               =======


--------------------------------------------------------------------------------

                                  (Continued)