Form 10QSB
period 2002-03-31
AJS BANCORP INC
filed 2002-05-13
CIK 1144515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                        Commission file number 000-33405

                                AJS BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

       Federal                                            36-4485606
------------------------                       ---------------------------------
(State of incorporation)                       (IRS Employer Identification No.)



               14757 S. Cicero Avenue, Midlothian, Illinois 60445
               --------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (708) 687-7400
                ------------------------------------------------
                (Issuer's telephone number, including area code)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

As of April 30, 2002 the Registrant had outstanding 2,406,950 shares of common stock.

Transitional Small Business Disclosure format (Check one):  Yes [ ]   No [X]

                                AJS BANCORP, INC.

                          Form 10-QSB Quarterly Report


                                      Index

                                                                            Page
PART I - Financial Information

     Item 1.    Financial Statements                                          1
     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     7

PART II - Other Information

     Item 1.    Legal Proceedings                                            10
     Item 2.    Changes in Securities and Use of Proceeds                    10
     Item 3.    Defaults Upon Senior Securities                              10
     Item 4.    Submission of Matters to a Vote of Securities Holders        10
     Item 5.    Other Information                                            10
     Item 6.    Exhibits and Reports on Form 8-K                             11

SIGNATURES                                                                   12

ITEM 1.  FINANCIAL STATEMENTS



AJS Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands of dollars, except share data)
(unaudited)
                                                                                     March 31,     December 31,
                                                                                       2002            2001
                                                                                       ----            ----
ASSETS
Cash and cash equivalents
     Cash and due from banks (interest-bearing:  March 31, 2001 -
       $6,391; December 31, 2001 - $8,037)                                         $     10,945    $     11,009
     Federal funds sold                                                                   8,000          18,000
                                                                                   ------------    ------------
         Total cash and cash equivalents                                                 18,945          29,009

Certificates of deposit                                                                       -           1,000
Securities available-for-sale                                                            48,724          53,811
Securities held-to-maturity (fair value: March 31, 2001 -
  $558; December 31, 2001 - $938)                                                           551             928
Loans, net                                                                              129,703         128,505
Federal Home Loan Bank stock, at cost                                                     3,333           1,314
Premises and equipment                                                                    3,626           2,933
Accrued interest receivable and other assets                                              2,303           2,280
                                                                                   ------------    ------------

         Total assets                                                              $    207,185    $    219,780
                                                                                   ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits                                                                      $    160,223    $    171,809
     Federal Home Loan Bank advances                                                     12,000          13,000
     Advance payments by borrowers for taxes and insurance                                1,072           1,383
     Accrued interest payable and other liabilities                                       2,340           2,340
                                                                                   ------------    ------------
         Total liabilities                                                              175,635         188,532

Stockholders' equity
     Preferred stock, $.01 par value, 20,000,000 shares authorized                           --             --
     Common stock, $.01 par value, 50,000,000 shares authorized;
       2,406,950 shares issued                                                               24              24
     Additional paid in capital                                                          11,238          11,220
     Unearned ESOP shares                                                                  (708)           (755)
     Retained earnings                                                                   20,320          19,749
     Accumulated other comprehensive income                                                 676           1,010
                                                                                   ------------    ------------
         Total stockholders' equity                                                      31,550          31,248
                                                                                   ------------    ------------

              Total liabilities and stockholders' equity                           $    207,185    $    219,780
                                                                                   ============    ============

                 See notes to consolidated financial statements.



AJS Bancorp, Inc.
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

                                                                           Three Months
                                                                          Ended March 31,
                                                                         ------------------
                                                                         2002          2001
                                                                         ----          ----
Interest and dividend income
    Loans                                                            $    2,485    $    2,297
    Securities                                                              750           888
    Interest-bearing deposits and other                                      78            79
    Federal funds sold                                                       25           162
                                                                     ----------    ----------
       Total interest income                                              3,338         3,426

Interest expense
    Deposits                                                              1,216         1,800
    Federal Home Loan Bank
       Advances and other                                                   189           178
                                                                     ----------    ----------
          Total interest expense                                          1,405         1,978
                                                                     ----------    ----------

Net interest income                                                       1,933         1,448
Provision for loan losses                                                    20            60
                                                                     ----------    ----------

Net interest income after provision for loan losses                       1,913         1,388

Noninterest income
    Service fees                                                            131           160
    Insurance commissions                                                   107            53
    Other                                                                   154            61
                                                                     ----------    ----------
       Total noninterest income                                             392           274

Noninterest expense
    Compensation and employee benefits                                      789           869
    Occupancy expense                                                       217           168
    Data processing expense                                                 110            90
    Advertising and promotion                                                57            28
    Amortization of mortgage servicing rights, including
      impairment loss                                                         3            86
    Other                                                                   249           218
                                                                     ----------    ----------
       Total noninterest expense                                          1,425         1,459
                                                                     ----------    ----------

Income before income taxes                                                  880           203

Income taxes                                                                309            61
                                                                     ----------    ----------

Net income                                                           $      571    $      142
                                                                     ==========    ==========

Earnings per share
    Basic and diluted                                              $        .25    $      N/A
Weighted average shares                                               2,333,827           N/A
                                                                   ------------    ----------

Comprehensive income                                               $        237    $      604
                                                                   ============    ==========


                 See notes to consolidated financial statements.



AJS Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)
                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                  ------------------
                                                                                  2002          2001
                                                                                  ----          ----

Cash flows from operating activities
    Net income                                                               $       571    $       142
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation                                                                  112             68
       Provision for loan losses                                                      20             60
       Premium amortization, net                                                     (19)           (49)
       ESOP compensation expense                                                      65              -
       Loss on disposal of equipment                                                   1              -
       Federal Home Loan Bank stock dividends                                        (19)           (24)
       (Gain) loss on sale of other real estate                                       (1)           (19)
       Changes in
          Accrued interest receivable and other assets                                47            368
          Accrued interest payable and other liabilities                             228            262
                                                                             -----------    -----------
              Net cash provided by operating activities                            1,005            808

Cash flows from investing activities
    Securities available-for-sale
       Purchases                                                                       -         (7,087)
       Maturities and principal payments                                           4,559          9,411
    Securities held-to-maturity
       Maturities and principal payments                                             379             25
    Maturities of certificates of deposit                                          1,000              -
    Loan originations, net                                                        (1,409)        (5,450)
    Proceeds from sale of other real estate                                          104            147
    Purchase of equipment                                                           (805)           (49)
    Purchase of Federal Home Loan Bank stock                                      (2,000)             -
                                                                             -----------    -----------
       Net cash provided by (used in) investing activities                         1,828         (3,003)

Cash from financing activities
    Net change in deposits                                                       (11,586)        (1,057)
    Net change in Federal Home Loan Bank advances                                 (1,000)         1,000
    Net change in advance payments by borrowers for taxes and insurance             (311)          (336)
                                                                             -----------    -----------
       Net cash used in financing activities                                     (12,897)          (393)
                                                                             -----------    -----------

Net change in cash and cash equivalents                                          (10,064)        (2,588)

Cash and cash equivalents at beginning of period                                  29,009         22,808
                                                                             -----------    -----------

Cash and cash equivalents at end of period                                   $    18,945    $    20,220
                                                                             ===========    ===========


                See notes to consolidated financial statements.



AJS Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Three months ended March 31, 2002
(in thousands of dollars)
(unaudited)
                                                                                                  Accumulated
                                                                                                     Other       Total
                                                           Additional  Unearned                     Compre-      Stock-
                                               Common       Paid-in      ESOP       Retained        hensive      holders'
                                                Stock       Capital     Shares      Earnings     Income (Loss)   Equity
                                                -----       -------     ------      --------     -------------   ------

Balance at December 31, 2001                   $     24    $ 11,220    $   (755)    $ 19,749         $ 1,010    $ 31,248

ESOP shares earned                                   --          18          47           --              --           65
Comprehensive income
    Net income                                       --          --          --          571              --          571
    Change in unrealized gain on securities
      available-for-sale, net of taxes               --          --          --           --            (334)        (334)
                                                                                                                 --------
       Total comprehensive income                    --          --          --           --              --          237
                                               --------    --------    --------     --------        --------     --------

Balance at March 31, 2002                      $     24    $ 11,238    $   (708)    $ 20,320        $    676     $ 31,550
                                               ========    ========    ========     ========        ========     ========


                See notes to consolidated financial statements.

                                AJS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


Note 1 - Basis of Presentation

Principles of  Consolidation:  The accompanying  consolidated  interim financial
----------------------------
statements include the accounts of AJS Bancorp, Inc. ("the Company") and its wholly owned subsidiaries, A. J. Smith Federal Savings Bank ("the Bank") and A.J.S. Insurance, LLC, which provides insurance and investment services to the public. All significant intercompany balances and transactions have been eliminated.

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the Company's Annual Report on Form 10-KSB. The December 31, 2001 balance sheet presented herein has been derived from the audited financial statements included in the Company's Annual Report on Form 10-KSB, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2002. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.


Note 2 - Adoption of Plan of Reorganization and Stock Issuance

On June 19, 2001, the Board of Directors of the Bank adopted a Plan of Reorganization and Stock Issuance ("the Plan") to reorganize the Bank into AJS Bancorp, MHC, a mutual holding company ("MHC"), and form the Company and a federal stock savings bank with the concurrent sale of the Company's common stock in an amount equal to 49% of the consolidated pro forma market value of the Company and the Bank after giving effect to the offering.

On December 26, 2001, the Company sold 1,179,406 shares of common stock at $10 per share and received proceeds of $11.8 million net of reorganization expenses of $609,000 and ESOP shares. Approximately 50% of the net proceeds were used by the Company to acquire all of the capital stock of the Bank.

Accordingly, MHC holds 51%, or 1,227,544 shares of the outstanding common stock of the Company, with the remaining 49% held by the public. The Company holds 100% of the Bank's outstanding common stock. The Bank may not pay dividends to the Company if the dividends would cause the Bank to fall below the "well capitalized" capital threshold.

Note 3 - Employee Stock Ownership Plan

As part of the reorganization transaction, the Company established an employee stock ownership plan (ESOP) for the benefit of substantially all employees. The ESOP borrowed $944,000 from the Company and used those funds to acquire 94,352 shares of the Company's stock at $10 per share.

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


Note 4 - Earnings Per Share

Amounts reported as earnings per share of common stock reflect earnings available to stockholders for the period divided by the weighted average number of common shares outstanding during the period. Earnings per share is calculated beginning with the date of reorganization and, therefore, no earnings per share is reported for periods prior to the reorganization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
 OF 1995

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 as amended and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse affect on the operations and future prospects of the Company and its wholly-owned subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

The following discussion compares the financial condition of AJS Bancorp, Inc. ("the Company") at March 31, 2002 to its financial condition at December 31, 2001 and the results of operations for the three-month periods ended March 31, 2002 to the same period in 2001. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at March 31, 2002 were $207.2 million compared to $219.8 million at December 31, 2001, a decrease of $12.6 million, or 5.7%. The decrease in total assets primarily reflects a decrease in cash and cash equivalents and securities. Cash and cash equivalents decreased $10.1 million, or 34.7%, to $18.9 million at March 31, 2002 due to the refund of excess stock subscription funds. Securities decreased $5.5 million to $49.3 million at March 31, 2002 primarily as a result of maturities and calls during the period.

The allowance for loan losses was $2.2 million at March 31, 2002 and $2.5 million at December 31, 2001. Impaired loans at these dates were $1.4 million and $1.6 million, respectively.

Total liabilities at March 31, 2002 were $175.6 million compared to $188.5 million at December 31, 2001, a decrease of $12.9 million, primarily due to a decrease in deposits and Federal Home Loan Bank advances. Deposits decreased $11.6 million, or 6.7%, to $160.2 million at March 31, 2002 from $171.8 million at December 31, 2001, primarily due to the refund of excess stock subscription awards. Federal Home Loan Bank advances decreased $1.0 million to $12.0 million at March 31, 2002 from $13.0 million at December 31, 2001, due to repayment of advances.

Stockholders' equity at March 31, 2002 was $31.5 million compared to $31.2 million at December 31, 2001. The increase primarily reflects net income for the quarter of $571,000, partially offset by a decrease in the fair value of securities available-for-sale, net of tax, of $334,000.

RESULTS OF  OPERATIONS  FOR THE THREE  MONTHS ENDED MARCH 31, 2002 AND MARCH 31,
2001

Net income increased $429,000 to $571,000 for the quarter ended March 31, 2002 compared to the same period in 2001. The return on average assets increased to 1.1% from .29% in the prior period. The increase in net income reflects increases in net interest income and non-interest income and a decrease in our provision for loan losses.

Net interest income was $1.9 million for the quarter ended March 31, 2002 compared to $1.4 million for the same period in 2001. The net interest margin increased to 3.93% for the three months ended March 31, 2002 from 3.14% for the three months ended March 31, 2001. The increase in net interest margin is a result of the decrease in the cost of deposits due to lower market interest rates.

The provision for loan losses was $20,000 for the quarter ended March 31, 2002 and $60,000 for the same period in 2001. The decrease in the provision for loan losses was a direct result of lower subprime loan balances which decreased to 33.4% of gross loans at March 31, 2002 from 43.8% of gross loans at March 31, 2001.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2002 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest income was $392,000 for the three-month period ended March 31, 2002 compared to $274,000 for the same period in 2001, an increase of $118,000. The increase was a result of higher correspondent fee income and an increase in insurance commissions, partially offset by a decrease in service charges on deposits accounts of $29,000.

Noninterest expense was $1.4 million and $1.5 million for the quarters ended March 31, 2002 and 2001, respectively. The decrease in noninterest expense primarily reflects decreased compensation and benefits of $80,000 due to the funding of the directors retirement plan in March 2001. Occupancy expense increased $49,000 reflecting the opening of a loan origination facility and the purchase of new computer equipment.

The Company's federal income tax expense increased $248,000 to $309,000 for the quarter ended March 31, 2002 compared to the same period in 2001 due primarily to the increase in pre-tax income.

LIQUIDITY

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Bank invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At March 31, 2002, cash and cash equivalents totaled $18.9 million. At March 31, 2002, the Bank had commitments to fund loans of $5.7 million. At March 31, 2002, certificates of deposit represented 67.5% of total deposits. The Bank expects to retain these deposit accounts. In addition, the Bank could borrow up to $49.8 million from the Federal Home Loan Bank without providing additional collateral. The Bank considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of March 31, 2002:

                                             ACTUAL                 REQUIRED                 EXCESS
                                             ------                 --------                 ------
(Dollars in thousands)               AMOUNT         %         AMOUNT        %        AMOUNT           %
                                     ------         -         ------        -        ------           -

Core capital
  (to adjusted total assets)        $  25.3      12.23%      $  8.3        4.0%      $  17.0          8.23%
Risk-based capital
  to (risk-weighted assets)            26.7      23.78          9.0        8.0          17.7         15.78


PART II - - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

                    Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interest, claims involving the making and servicing of real property loans, and other issues incident to the Company's business. In the opinion of management, after consultation with the Company's legal counsel, no significant loss is expected from any such pending claims or lawsuits. The Company is not a party to any material pending legal proceedings.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                  None

ITEM 5.  OTHER INFORMATION.

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  ---------------------------------.

         (b)      Reports on Form 8-K.

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                              AJS BANCORP, INC.

Date: 5/10/02                         /s/ Thomas R. Butkus
                                      ------------------------------------------
                                      Thomas R. Butkus
                                      President and Chairman of the Board


Date:  5/10/02                        /s/ Lyn G. Rupich
                                      ------------------------------------------
                                      Lyn G. Rupich
                                      Vice President and Chief Financial Officer