Form 10QSB
period 2002-06-30
AJS BANCORP INC
filed 2002-08-13
CIK 1144515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                        Commission file number 000-33405

                                AJS BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

       Federal                                              36-4485606
(State of incorporation)                       (IRS Employer Identification No.)


               14757 S. Cicero Avenue, Midlothian, Illinois 60445
                    (Address of Principal Executive Offices)


                                 (708) 687-7400
                (Issuer's telephone number, including area code)


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

As of July 31, 2002, the Registrant had outstanding 2,406,950 shares of common stock.

Transitional Small Business Disclosure format (Check one): Yes [ ] No [ X ]

                                AJS BANCORP, INC.

                          Form 10-QSB Quarterly Report

                                      Index

                                                                            Page
                                                                            ----
PART I -  Financial Information

 Item 1.   Financial Statements                                               1
 Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              7

PART II - Other Information

 Item 1.   Legal Proceedings                                                  11
 Item 2.   Changes in Securities and Use of Proceeds                          11
 Item 3.   Defaults Upon Senior Securities                                    11
 Item 4.   Submission of Matters to a Vote of Securities Holders              11
 Item 5.   Other Information                                                  11
 Item 6.   Exhibits and Reports on Form 8-K                                   11

SIGNATURES                                                                    12



ITEM 1.  FINANCIAL STATEMENTS

AJS Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands of dollars)
(unaudited)
                                                                                      June 30,        December 31,
                                                                                        2002             2001
                                                                                        ----             ----
     ASSETS
     Cash and cash equivalents
      Cash and due from banks (interest-bearing:  June 30, 2002 -
       $14,612; December 31, 2001 - $8,037)                                           $  22,846       $  11,009
      Federal funds sold                                                                     --          18,000
                                                                                      ---------       ---------
                    Total cash and cash equivalents                                      22,846          29,009

     Certificates of deposit                                                                 --           1,000
     Securities available-for-sale                                                       49,709          53,811
     Securities held-to-maturity (fair value: June 30, 2002 -
       $538; December 31, 2001 - $938)                                                      527             928
     Loans, net                                                                         129,676         128,505
     Federal Home Loan Bank stock, at cost                                                4,372           1,314
     Premises and equipment                                                               3,648           2,933
     Accrued interest receivable and other assets                                         2,454           2,280
                                                                                      ---------       ---------
             Total assets                                                            $  213,232       $ 219,780
                                                                                      =========       =========


     LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities
             Deposits                                                                 $ 164,870       $ 171,809
             Federal Home Loan Bank advances                                             12,000          13,000
             Advance payments by borrowers for taxes and insurance                        1,482           1,383
             Accrued interest payable and other liabilities                               2,479           2,340
                                                                                      ---------       ---------
                    Total liabilities                                                   180,831         188,532

     Stockholders' equity
             Preferred stock, $.01 par value, 20,000,000 shares authorized                   --              --
             Common stock, $.01 par value, 50,000,000 authorized;
               2,406,950 shares issued                                                       24              24
             Additional paid in capital                                                  11,259          11,220
             Unearned ESOP shares                                                          (662)           (755)
             Retained earnings                                                           20,836          19,749
             Accumulated other comprehensive income                                         944           1,010
                                                                                      ---------       ---------
                    Total stockholders' equity                                           32,401          31,248
                                                                                      ---------       ---------
                           Total liabilities and stockholders' equity                 $ 213,232       $ 219,780
                                                                                      =========       =========



                 See notes to consolidated financial statements



AJS Bancorp, Inc.
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

                                                                                 Three Months                       Six Months
                                                                                Ended June 30,                    Ended June 30,
                                                                                --------------                    --------------
                                                                            2002              2001            2002              2001
                                                                            ----              ----            ----              ----
     Interest and dividend income
           Loans                                                             2,464     $      2,342     $      4,949     $     4,639
           Securities                                                          720              873            1,470           1,761
           Interest-bearing deposits and other                                  83               90              161             169
           Federal funds sold                                                   20              101               45             263
                                                                         ---------     ------------       -----------    -----------

                Total interest income                                        3,287            3,406            6,625           6,832

     Interest expense
           Deposits                                                          1,170            1,768            2,386           3,568
           Federal Home Loan Bank
                Advances and other                                             182              197              371             375
                                                                         ---------     ------------       -----------    -----------
                      Total interest expense                                 1,352            1,965            2,757           3,943
                                                                         ---------     ------------       -----------    -----------
     Net interest income                                                     1,935            1,441            3,868           2,889
     Provision for loan losses                                                  --               60               20             120
                                                                         ---------     ------------       -----------    -----------
     Net interest income after provision for loan losses                     1,935            1,381            3,848           2,769

     Noninterest income
           Service fees                                                        120              153              251             313
           Insurance commissions                                                99               66              206             119
           Other                                                               263               49              417             110
                                                                         ---------     ------------       -----------    -----------
                Total noninterest income                                       482              268              874             542

     Noninterest expense
           Compensation and employee benefits                                  857              682            1,646           1,551
           Occupancy expense                                                   223              211              440             379
           Data processing expense                                              92               99              202             189
           Advertising and promotion                                            88               86              145             114
           Amortization of mortgage servicing rights,
             including impairment loss                                           9               94               12             180
           Other                                                               298              207              547             425
                                                                         ---------     ------------       -----------    -----------
                Total noninterest expense                                    1,567            1,379            2,992           2,838

     Income before income taxes                                                850              270            1,730             473

     Income taxes                                                              334               82              643             143
                                                                         ---------     ------------       -----------    -----------
     Net income $                                                              516     $       188       $     1,087     $       330
                                                                         =========     ============       ===========     ==========
     Earnings per share
           Basic and diluted                                           $       .22     $        N/A      $        .47    $       N/A
           Weighted average shares                                       2,338,544              N/A         2,336,186            N/A
                                                                         ---------     ------------       -----------    -----------

     Comprehensive income                                              $       786     $         54      $     1,023     $       597
                                                                         =========     ============       ===========     ==========


                 See notes to consolidated financial statements


     AJS Bancorp, Inc.
     Consolidated Statements of Cash Flows
     (in thousands of dollars)
     (unaudited)
                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                                --------
                                                                                         2002              2001
                                                                                         ----              ----
     Cash flows from operating activities
           Net income                                                              $    1,087          $    330
           Adjustments to reconcile net income to net cash
             provided by operating activities
                Depreciation                                                              227               136
                Provision for loan losses                                                  20               120
                Premium amortization, net                                                 (24)              (81)
                ESOP compensation expense                                                 132                --
                Federal Home Loan Bank stock dividends                                    (58)              (46)
                (Gain) on sale of other real estate                                       (50)              (24)
                Changes in
                      Accrued interest receivable and other assets                        (80)              216
                      Accrued interest payable and other liabilities                      139               238
                                                                                      --------          --------
                           Net cash provided by operating activities                    1,393               889

     Cash flows from investing activities
           Securities available-for-sale
                Purchases                                                              (5,027)          (11,477)
                Maturities and principal payments                                       9,045            14,562
           Securities held-to-maturity
                Maturities and principal payments                                         404                61
           Maturities of certificates of deposit                                        1,000                --
           Loan originations, net                                                      (1,332)           (9,285)
           Proceeds from sale of other real estate                                        136               341
           Purchase of equipment                                                         (942)             (205)
           Purchase of Federal Home Loan Bank stock                                    (3,000)               --
                                                                                      --------          --------
                Net cash provided by (used in) investing activities                       284            (6,003)

     Cash flows from financing activities
           Net change in deposits                                                      (6,939)            1,257
           Net change in Federal Home Loan Bank advances                               (1,000)               --
           Net change in advance payments by borrowers for taxes and insurance             99               171
                                                                                      --------          --------
                Net cash provided by (used in) financing activities                    (7,840)            1,428
                                                                                      --------          --------
     Net change in cash and cash equivalents                                           (6,163)           (3,686)

     Cash and cash equivalents at beginning of period                                  29,009            22,808
                                                                                      --------          --------
     Cash and cash equivalents at end of period                                      $ 22,846          $ 19,122
                                                                                     ========          ========

     Supplemental disclosures of cash flow information
           Cash paid during the year for
                Interest                                                             $  2,800          $  3,950
                Income Taxes                                                              677               310

           Noncash investing and financing activities
                Other real estate acquired in settlement of loans                         141               197


                 See notes to consolidated financial statements



     AJS Bancorp, Inc.
     Consolidated Statements of Stockholders' Equity
     Six months ended June 30, 2002
     (in thousands of dollars)
     (unaudited)                                                                                          Accumulated
                                                                                                             Other          Total
                                                                   Additional   Unearned                   Compre-          Stock-
                                                        Common      Paid-in      ESOP       Retained       hensive         holders'
                                                        Stock       Capital      Shares     Earnings      Income (Loss)     Equity
                                                        -----       -------      ------     --------      -------------     ------

     Balance at December 31, 2001                      $     24     $ 11,220     $   (755)   $ 19,749     $  1,010         $ 31,248

     ESOP shares earned                                      --           39           93         --           --              132
     Comprehensive income
           Net income                                        --           --           --
                                                                                               1,087           --            1,087
           Change in unrealized gain on securities
             available-for-sale, net of taxes                --           --           --         --          (66)             (66)
                                                                                                                          --------
                Total comprehensive income                   --           --           --         --           --            1,021
                                                       --------     --------    --------      --------        ---         --------
     Balance at June 30, 2002                          $     24     $ 11,259    $   (662)     $ 20,836        944         $ 32,401
                     === ====                          ========     ========    ========      ========        ===         ========



                 See notes to consolidated financial statements

                                AJS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002



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

On December 26, 2001, the Company sold 1,179,406 shares of common stock at $10 per share and received proceeds of $11.8 million net of reorganization expenses of $609,000 and the purchase of shares to fund our employee' stock ownership plan. Approximately 50% of the net proceeds were used by the Company to acquire all of the capital stock of the Bank.

MHC holds 51%, or 1,227,544 shares of the outstanding common stock of the Company, with the remaining 49% held by the public. The Company holds 100% of the Bank's outstanding common stock.

Note 3 - Employee Stock Ownership Plan

As part of the reorganization transaction, the Company established an employee stock ownership plan (ESOP) for the benefit of substantially all employees. The ESOP borrowed $943,520 from the Company and used those funds to acquire 94,352 shares of the Company's stock at $10 per share.

Shares held by the ESOP are allocated to ESOP participants based on principal and interest repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on the ESOP's assets. Principal payments are scheduled to occur over a ten-year period. However, in the event the Company's contributions exceed the minimum debt service requirements, additional principal payment will be made.


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

The following discussion compares the financial condition of AJS Bancorp, Inc. ("the Company") at June 30, 2002 to its financial condition at December 31, 2001 and the results of operations for the three-month and six-month periods ended June 30, 2002 to the same period in 2001. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at June 30, 2002 were $213.2 million compared to $219.8 million at December 31, 2001, a decrease of $6.6 million, or 3.0%. The decrease in total assets primarily reflects a decrease in cash and cash equivalents and securities. Cash and cash equivalents decreased $6.2 million, or 21.4%, to $22.8 million at June 30, 2002 due to the refund of excess stock subscription funds. Securities decreased $4.5 million to $50.2 million at June 30, 2002 primarily as a result of maturities and calls during the period. The decrease in cash and cash equivalents and securities was partially offset by the increase in federal home loan bank stock of $3.1 million as the bank reinvested funds from the maturities and calls of securities into federal home loan bank stock during the period.

The allowance for loan losses was $2.1 million at June 30, 2002 and $2.5 million at December 31, 2001. Impaired loans at these dates were $1.2 million and $1.6 million, respectively.

Total liabilities at June 30, 2002 were $180.8 million compared to $188.5 million at December 31, 2001, a decrease of $7.7 million, primarily due to a decrease in deposits and Federal Home Loan Bank advances. Deposits decreased $6.9 million, or 4.0%, to $164.9 million at June 30, 2002 from $171.8 million at December 31, 2001, primarily due to the refund of excess stock subscription awards. Federal Home Loan Bank advances decreased $1.0 million to $12.0 million at June 30, 2002 from $13.0 million at December 31, 2001, due to repayment of outstanding advances.

Stockholders' equity at June 30, 2002 was $32.4 million compared to $31.2 million at December 31, 2001. The increase primarily reflects net income for the six months of $1.1 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30,
  2001

Net income increased $328,000 to $516,000 for the quarter ended June 30, 2002 compared to the same period in 2001. The return on average assets increased to 0.98% from 0.38% in the prior period. The increase in net income reflects increases in net interest income and non-interest income and a decrease in our provision for loan losses.

Net interest income was $1.9 million for the quarter ended June 30, 2002 compared to $1.4 million for the same period in 2001. The net interest margin increased to 3.89% for the three months ended June 30, 2002 from 3.08% for the three months ended June 30, 2001. The increase in net interest margin is a result of the decrease in the cost of deposits due to lower market interest rates.

There was no provision for loan losses for the quarter ended June 30, 2002. However, there was a $60,000 provision for loan loss for the quarter ended June 30, 2001. The decrease in the provision for loan losses was a result of lower subprime loan balances, which have historically experienced greater losses, and a decrease in non-performing assets. Subprime loans totaled $39.3 million at June 30, 2002 or 29.8% of gross loans and $47.9 million at June 30, 2001 or 40.2% of gross loans. Non-performing assets as a percentage of total assets was 0.67% at June 30, 2002 and 0.82% at June 30, 2001. The allowance for loan losses to non-performing loans was 175.8% and 157.8% at June 30, 2002 and 2001, respectively.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2002 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest income was $482,000 for the three-month period ended June 30, 2002 compared to $268,000 for the same period in 2001, an increase of $214,000. The increase was partly a result of an increase in insurance commissions due to the volume of sales increasing, as well as an increase of $150,000 in correspondent fee income due to the opening of a new correspondent lending department. Subsequent to the opening of this department, we decreased the number of employees therefore we expect the correspondent fee income in future periods to decrease as well. These increases were partially offset by a decrease in service fees of $33,000 due to lower loan origination volume during the quarter.

Noninterest expense was $1.6 million and $1.4 million for the quarters ended June 30, 2002 and 2001, respectively. The increase in noninterest expense primarily reflects increased compensation and benefits of $175,000 due to an increase in the number of full time equivalent employees, as well as an increase in benefit costs. Occupancy expense increased $12,000 reflecting the opening of a loan origination facility. The amortization of mortgage servicing rights decreased $85,000 from $94,000 for the quarter ended June 30, 2001 to $9,000 for the quarter ended June 30, 2002. This decrease was due to the lower present value servicing balances that we are carrying since an impairment loss was recorded in 2001. The impairment took place because falling interest rates caused many of the underlying mortgages to refinance and thereby increased the amortization of the present value servicing. Other expenses increased $91,000 primarily due to higher telephone and postage expenses associated with the increased customer usage of our toll free bank by phone system, which was implemented in December of 2000, and our new correspondent lending department.

Due to the decrease in the number of employees in the correspondent banking department, we expect our compensation, as well as ancillary expenses such as postage to decrease.

The Company's income tax expense increased $252,000 to $334,000 for the quarter ended June 30, 2002 compared to the same period in 2001 due primarily to the increase in pre-tax income, which caused the state tax-exempt securities income deduction to be insufficient to cover the state tax liability in 2002.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Net income increased $757,000 to $1.1 million for the six months ended June 30, 2002 compared to the same period in 2001. The return on average assets increased to 1.04% from .33% in the prior period. The increase in net income reflects increases in net interest income and non-interest income and a decrease in our provision for loan losses.

Net interest income was $3.9 million for the six months ended June 30, 2002 compared to $2.9 million for the same period in 2001. The net interest margin increased to 3.91% for the six months ended June 30, 2002 from 3.13% for the six months ended June 30, 2001. The increase in net interest margin is a result of the decrease in the cost of deposits due to lower market interest rates.

The provision for loan losses was $20,000 for the six months ended June 30, 2002 and $120,000 for the same period in 2001. The decrease in the provision for loan losses was a result of lower subprime loan balances, and a decrease in non-performing loans. Subprime loan balances decreased to $39.3 million or 29.8% of gross loans at June 30, 2002 from $47.9 million or 40.2% of gross loans at June 30, 2001. Non-performing assets as a percentage of total assets was 0.67% and 0.82% at June 30, 2002 and 2001, respectively, whereas the allowance to non-performing loans was 175.8% and 157.8% for the respective periods.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2002 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest income was $874,000 for the six-month period ended June 30, 2002 compared to $542,000 for the same period in 2001, an increase of $332,000. The increase was a result of higher correspondent fee income of $239,000 due to the opening of a new correspondent lending department, an increase in insurance commissions of $87,000 due to the increasing insurance sales volume, and an increase in rental income of $38,000. Subsequent to the opening of the correspondent lending department, we decreased the number of employees therefore we expect the correspondent fee income in future periods to decrease as well. These increases were partially offset by a decrease in service fees of $62,000.

Noninterest expense was $3.0 million and $2.8 million for the six months ended June 30, 2002 and 2001, respectively. The increase in noninterest expense primarily reflects increased compensation and benefits of $95,000 due to an increase in the number of full time equivalent employees, as well as an increase in benefit costs. Occupancy expense increased $61,000 reflecting the opening of a loan origination facility and the purchase of new computer equipment. Advertising and promotion costs also increased $31,000 as a result of the promotion of our new branch facility, which should be opening in the fourth quarter of 2002. The amortization of mortgage servicing rights decreased $168,000 from $180,000 for the six months ended June 30, 2001 to $12,000 for the same period in 2002. This decrease was due to the lower present value servicing balances that we are currently carrying and the fact that an impairment loss was recorded in 2001. The impairment took place because falling interest rates caused many of the underlying mortgages to refinance and thereby increased the amortization of the present value servicing. Other expenses increased $122,000 due to higher telephone and postage expenses associated with the increased customer usage of our toll free bank by phone system, our new correspondent banking operations, and report and filing fees associated with the reporting necessary for a publicly traded stock organization. Due to the decrease in the number of employees in the correspondent lending department, we expect our compensation, as well as ancillary expenses such as postage to decrease.


The Company's income tax expense increased $500,000 to $643,000 for the six months ended June 30, 2002 compared to the same period in 2001 due primarily to the increase in pre-tax income, which caused the state tax-exempt securities income deduction to be insufficient to cover the state tax liability in 2002.

LIQUIDITY

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Bank invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At June 30, 2002, cash and cash equivalents totaled $22.8 million. At June 30, 2002, the Bank had commitments to fund loans of $4.7 million. At June 30, 2002, certificates of deposit represented 55.4% of total deposits. The Bank expects to retain these deposit accounts. In addition, the Bank could borrow up to $49.4 million from the Federal Home Loan Bank without providing additional collateral The Bank considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of June 30, 2002:

                                            ACTUAL             REQUIRED            EXCESS
                                            ------             --------            ------
(Dollars in thousands)                  AMOUNT      %     AMOUNT        %       AMOUNT     %
                                        ------     ---    ------       ---      ------    ---

     Core capital
       (to adjusted total assets)      $  25.9     12.2%    $  8.5     4.0%    $  17.4     8.2%
     Risk-based capital
       to (risk-weighted assets)          27.3     23.8        9.2     8.0        18.1     15.6

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

                             None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

                             None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.


          On May 22, 2002 at the annual meeting of stockholders the following matters:

          1.   Election of Directors
                                      For                Vote Withheld
               Roger L. Aurelio       2,144,751          14,278

          2. Ratifications of Crowe, Chizek and Company, LLP as auditors for the year ended December 31, 2002

                   For                     Against                  Abstain
                   2,145,700               6,575                    6,754




ITEM 5.   OTHER INFORMATION.

                             None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               -----------------------------------------------------------------

          (b)  Reports on Form 8-K.

                     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AJS BANCORP, INC.

August 13, 2002                /s/ Thomas R. Butkus
---------------                -------------------------------------------------
Date:                          Thomas R. Butkus
                               Chief Executive Officer and Chairman of the Board



August 13, 2002                /s/ Lyn G. Rupich
---------------                -------------------------------------------------
Date:                          Lyn G. Rupich
                               President and Chief Operating Officer

      Certification of Chief Executive Officer and Chief Financial Officer
           Pursuant to section 906 of the SARBANES-OXLEY ACT of 2002



Thomas R. Butkus, Chief Executive Officer and Pamela N. Favero, Chief Financial Officer of AJS Bancorp, Inc. (the "Company") each certify in his capacity as an officer of the Company that he has reviewed the quarterly report on Form 10-Q for the quarter ended June 30, 2002 and that to his or her knowledge:

     (1) the report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations.


August 13, 2002                                   /s/ Thomas R. Butkus
-----------------------                           ----------------------------
Date                                              Chief Executive Officer



August 13, 2002                                   /s/ Pamela N. Favero
-----------------------                           ----------------------------
Date                                              Chief Financial Officer