Form 10QSB
period 2002-09-30
AJS BANCORP INC
filed 2002-11-13
CIK 1144515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                        Commission file number 000-33405

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



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

As of September 30, 2002, the Registrant had outstanding 2,406,950 shares of common stock.

Transitional Small Business Disclosure format (Check one):   Yes [ ]   No [X]

                                AJS BANCORP, INC.

                          Form 10-QSB Quarterly Report


                                      Index
                                                                                             Page
                                                                                             ----
PART I - Financial Information

     Item 1.    Financial Statements                                                           1
     Item 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                        7
     Item 3.     Controls and Procedures                                                      11

PART II - Other Information

     Item 1.    Legal Proceedings                                                             12
     Item 2.    Changes in Securities and Use of Proceeds                                     12
     Item 3.    Defaults Upon Senior Securities                                               12
     Item 4.    Submission of Matters to a Vote of Securities Holders                         12
     Item 5.    Other Information                                                             12
     Item 6.    Exhibits and Reports on Form 8-K                                              12

SIGNATURES                                                                                    13


ITEM 1.  FINANCIAL STATEMENTS

AJS Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands of dollars)
(unaudited)

                                                                          September 30,   December 31,
                                                                              2002            2001
                                                                              ----            ----
ASSETS
Cash and cash equivalents
     Cash and due from banks (interest-bearing:  September 30, 2002 -
       $14,454; December 31, 2001 - $8,037)                                $  20,842       $  11,009
     Federal funds sold                                                        4,500          18,000
                                                                           ---------       ---------
         Total cash and cash equivalents                                      25,342          29,009

Certificates of deposit                                                           --           1,000
Securities available-for-sale                                                 54,330          53,811
Securities held-to-maturity (fair value: September 30, 2002 -
  $518; December 31, 2001 - $938)                                                505             928
Loans, net of allowance for loan losses of $2,082 at September
   30, 2002, and $2,508 at December 31, 2001                                 132,191         128,505
Federal Home Loan Bank stock, at cost                                          4,421           1,314
Premises and equipment                                                         3,980           2,933
Accrued interest receivable and other assets                                   2,096           2,280
                                                                           ---------       ---------
     Total assets                                                          $ 222,865       $ 219,780
                                                                           =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits                                                              $ 169,235       $ 171,809
     Federal Home Loan Bank advances                                          16,000          13,000
     Advance payments by borrowers for taxes and insurance                     2,003           1,383
     Accrued interest payable and other liabilities                            2,419           2,340
                                                                           ---------       ---------
         Total liabilities                                                   189,657         188,532

Stockholders' equity
     Preferred stock, $.01 par value, 20,000,000 shares authorized
       none issued                                                                --              --
     Common stock, $.01 par value, 50,000,000 authorized;
       2,406,950 shares issued                                                    24              24
     Additional paid in capital                                               11,280          11,220
     Unearned ESOP shares                                                       (614)           (755)
     Retained earnings                                                        21,412          19,749
     Accumulated other comprehensive income                                    1,106           1,010
                                                                           ---------       ---------
         Total stockholders' equity                                           33,208          31,248
                                                                           ---------       ---------
              Total liabilities and stockholders' equity                   $ 222,865       $ 219,780
                                                                           =========       =========

                 See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Income
(in thousands of dollars, except per share data)
(unaudited)

                                                                   Three Months                       Nine Months
                                                                Ended September 30,                Ended September 30,
                                                                -------------------                -------------------
                                                              2002              2001             2002              2001
                                                              ----              ----             ----              ----
Interest and dividend income
    Loans                                                  $    2,416        $    2,448        $    7,365        $    7,087
    Securities                                                    746               831             2,216             2,592
    Interest-bearing deposits and other                           118                73               279               242
    Federal funds sold                                              5                72                50               335
                                                           ----------        ----------        ----------        ----------
       Total interest income                                    3,285             3,424             9,910            10,256

Interest expense
    Deposits                                                    1,160             1,689             3,546             5,257
    Federal Home Loan Bank
       Advances and other                                         197               188               568               563
                                                           ----------        ----------        ----------        ----------
          Total interest expense                                1,357             1,877             4,114             5,820
                                                           ----------        ----------        ----------        ----------

Net interest income                                             1,928             1,547             5,796             4,436
Provision for loan losses                                          --               213                20               333
                                                           ----------        ----------        ----------        ----------
Net interest income after provision for loan losses             1,928             1,334             5,776             4,103

Noninterest income
    Service fees                                                  127               150               378               463
    Insurance commissions                                         102                63               308               182
    Other                                                         183                75               600               185
                                                           ----------        ----------        ----------        ----------
       Total noninterest income                                   412               288             1,286               830

Noninterest expense
    Compensation and employee benefits                            810               671             2,456             2,222
    Occupancy expense                                             181               253               621               632
    Data processing expense                                        89                70               291               259
    Advertising and promotion                                      74                47               219               161
    Amortization of mortgage servicing rights,
      including impairment loss                                     5                 8                17               188
    Other                                                         233               209               780               634
                                                           ----------        ----------        ----------        ----------
       Total noninterest expense                                1,392             1,258             4,384             4,096
                                                           ----------        ----------        ----------        ----------
Income before income taxes                                        948               364             2,678               837

Income taxes                                                      372               118             1,015               261
                                                           ----------        ----------        ----------        ----------
Net income                                                 $      576        $      246        $    1,663        $      576
                                                           ==========        ==========        ==========        ==========
Earnings per share
    Basic and diluted                                      $      .25        $      N/A        $      .71        $      N/A
    Weighted average shares                                 2,343,262               N/A         2,338,544               N/A
                                                           ----------        ----------        ----------        ----------
Comprehensive income                                       $      736        $      844        $    1,759        $    1,441
                                                           ==========        ==========        ==========        ==========


                 See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                                     -------------
                                                                                 2002            2001
                                                                                 ----            ----
Cash flows from operating activities
    Net income                                                                 $  1,663         $    576
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation                                                                 306              241
       Provision for loan losses                                                     20              333
       Premium amortization, net                                                    (28)            (110)
       ESOP compensation expense                                                    201               --
       Federal Home Loan Bank stock dividends                                      (107)             (66)
       (Gain) on sale of other real estate                                         (142)              38
       Changes in
          Accrued interest receivable and other assets                                4             (160)
          Accrued interest payable and other liabilities                             79              531
                                                                               --------         --------
              Net cash provided by operating activities                           1,996            1,383

Cash flows from investing activities
    Securities available-for-sale
       Purchases                                                                (15,269)         (15,527)
       Maturities and principal payments                                         14,932           19,744
    Securities held-to-maturity
       Purchases                                                                     --             (350)
       Maturities and principal payments                                            427               87
    Maturities of certificates of deposit                                         1,000               --
    Purchase of certificates of deposit                                              --           (1,000)
    Loan originations, net                                                       (3,818)         (14,896)
    Proceeds from sale of other real estate                                         372              482
    Purchase of equipment                                                        (1,353)            (359)
    Purchase of Federal Home Loan Bank stock                                     (3,000)              --
                                                                               --------         --------
       Net cash used in investing activities                                     (6,709)         (11,819)

Cash flows from financing activities
    Net change in deposits                                                       (2,574)           2,709
    Net change in Federal Home Loan Bank advances                                 3,000               --
    Net change in advance payments by borrowers for taxes and insurance             620              568
                                                                               --------         --------
       Net cash provided by  financing activities                                 1,046            3,277
                                                                               --------         --------

Net change in cash and cash equivalents                                          (3,667)          (7,159)

Cash and cash equivalents at beginning of period                                 29,009           22,808
                                                                               --------         --------
Cash and cash equivalents at end of period                                     $ 25,342         $ 15,649
                                                                               ========         ========
Supplemental disclosures of cash flow information
    Cash paid during the year for
       Interest                                                                $  4,192         $  5,833
       Income Taxes                                                                 972              445

    Non-cash investing and financing activities
       Other real estate acquired in settlement of loans                            112               41


                 See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Nine months ended September 30, 2002
(in thousands of dollars)
(unaudited)

                                                                                                   Accumulated
                                                                                                       Other        Total
                                                             Additional    Unearned                   Compre-       Stock-
                                                 Common       Paid-in        ESOP       Retained      hensive      holders'
                                                  Stock       Capital       Shares      Earnings   Income (Loss)    Equity
Balance at December 31, 2001                     $    24      $11,220      $  (755)      $19,749      $ 1,010      $31,248
ESOP shares earned                                    --           60          141            --           --          201
Comprehensive income
    Net income                                        --           --           --         1,663           --        1,663
    Change in unrealized gain on securities
      available-for-sale, net of taxes                --           --           --            --           96           96
                                                                                                                   -------
       Total comprehensive income                     --           --           --            --           --        1,759
                                                 -------      -------      -------       -------      -------      -------
Balance at September 30, 2002                    $    24      $11,280      $  (614)      $21,412      $ 1,106      $33,208
                                                 =======      =======      =======       =======      =======      =======


                 See notes to consolidated financial statements.

                                AJS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002



Note 1 - Basis of Presentation

Principles of Consolidation: The accompanying consolidated interim financial statements include the accounts of AJS Bancorp, Inc. ("the Company") and its wholly owned subsidiaries, A. J. Smith Federal Savings Bank ("the Bank") and A.J.S. Insurance, LLC, which provides insurance and investment services to the public. All significant intercompany balances and transactions have been eliminated.

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

The MHC holds 51%, or 1,227,544 shares of the outstanding common stock of the Company, with the remaining 49% held by the public. The Company holds 100% of the Bank's outstanding common stock.

Note 3 - Employee Stock Ownership Plan

As part of the reorganization the Company established an employee stock ownership plan (ESOP) for the benefit of substantially all employees. The ESOP borrowed $943,520 from the Company and used those funds to acquire 94,352 shares of the Company's stock at $10 per share.

Shares held by the ESOP are allocated to ESOP participants based on principal and interest repayments made by the ESOP on the loan from the Bank. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP's assets. Principal payments on the ESOP loan are scheduled to occur over a ten-year period. However, in the event the Bank's contributions exceed the minimum debt service requirements, additional payments to principal will be made.


Note 4 - Earnings Per Share

Amounts reported as earnings per share of common stock reflect earnings available to stockholders for the period divided by the weighted average number of common shares outstanding during the period. Earnings per share are calculated beginning with the date of reorganization and, therefore, no earnings per share is reported for periods prior to the reorganization. Basic and diluted earnings were $0.25 per share for the quarter ended September 30, 2002 and $0.71 per share for the nine month period ended September 30, 2002.


Note 5 - New Accounting Pronouncement

On October 1, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002, and may be early applied. SFAS No. 147 supersedes SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution, and applies to all such acquisitions except those between two or more mutual enterprises. Under SFAS No. 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a financial institution business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." If certain criteria are met, the amount of the unidentifiable intangible asset resulting from prior financial institutions acquisitions is to be reclassified to goodwill upon adoption of this Statement. Financial institutions meeting conditions outlined in SFAS No. 147 are required to restate previously issued financial statements. The objective of the restatement is to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date the Company adopted SFAS No. 142. Adoption of SFAS No. 147 on October 1, 2002 did not have a material effect on the Company's consolidated financial position or results of operations.

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

The following discussion compares the financial condition of AJS Bancorp, Inc. ("the Company") at September 30, 2002 to its financial condition at December 31, 2001 and the results of operations for the three-month and nine-month periods ended September 30, 2002 to the same period in 2001. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at September 30, 2002 were $222.9 million compared to $219.8 million at December 31, 2001, an increase of $3.1 million, or 1.4%. The increase in total assets primarily reflects increases in loans and Federal Home Loan Bank stock. Loans increased $3.7 million, or 2.9%, to $132.2 million at September 30, 2002 as a result of new loan originations during the period. Federal Home Loan Bank stock increased $3.1 million from $1.3 million at December 31, 2001 to $4.4 million at September 30, 2002 as the bank sought to invest in a secure, higher earning asset. The increase in loans and Federal Home Loan Bank stock was offset by a decrease in cash and cash equivalents of $3.7 million, or 12.6%, to $25.3 million at September 30, 2002 due to the refund of excess stock subscription funds in January 2002.

The allowance for loan losses was $2.1 million at September 30, 2002 and $2.5 million at December 31, 2001. Impaired loans at these dates were $1.0 million and $1.6 million, respectively.

Total liabilities at September 30, 2002 were $189.7 million compared to $188.5 million at December 31, 2001, an increase of $1.1 million, primarily due to an increase in Federal Home Loan Bank advances, partially offset by a decrease in deposits. Federal Home Loan Bank advances increased $3.0 million to $16.0 million at September 30, 2002 from $13.0 million at December 31, 2001. The increased FHLB advances were fixed rate borrowings at low interest rates that permitted the Bank to invest in higher earning assets. Deposits decreased $2.6 million, or 1.5%, to $169.2 million at September 30, 2002 from $171.8 million at December 31, 2001, primarily due to the refund of excess stock subscription awards. Stockholders' equity at September 30, 2002 was $33.2 million compared to $31.2 million at December 31, 2001. This increase primarily reflects net income for the nine months of $1.7 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

Net income increased $330,000 or 134.2% to $576,000 for the quarter ended September 30, 2002 compared to the same period in 2001. The return on average assets increased to 1.04% from 0.49% in the prior period. The increase in net income reflects increases in net interest income and non-interest income and a decrease in our provision for loan losses.

Net interest income was $1.9 million for the quarter ended September 30, 2002 compared to $1.5 million for the same period in 2001. The net interest margin increased to 3.74% for the three months ended September 30, 2002 from 3.25% for the three months ended September 30, 2001. The increase in net interest margin is a result of the decrease in the cost of deposits due to lower market interest rates.

Due to an overall improvement in the quality of our loan portfolio there was no provision for loan losses for the quarter ended September 30, 2002. However, there was a $213,000 provision for loan loss for the quarter ended September 30, 2001. The provision for loan losses made for the three months ended September 30, 2001 was largely based on concerns regarding two mortgage loans secured by residential properties. The value of the properties securing the loans was impaired to a greater extent than management's initial assessment, resulting in a greater than expected provision. Non-performing assets as a percentage of total assets was 0.49% at September 30, 2002 and 0.73% at September 30, 2001. The allowance for loan losses to non-performing loans was 199.13% and 168.6% at September 30, 2002 and 2001, respectively.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2002 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest income was $412,000 for the three-month period ended September 30, 2002 compared to $288,000 for the same period in 2001, an increase of $124,000. The increase was the result of a $39,000 increase in insurance commissions due to an increase in the volume of sales, and an increase of $108,000 in other income. The increase in other income is primarily due to a $29,000 increase in correspondent fee income from the opening of a new correspondent lending department and a $62,000 increase in the profit on the sale of other real estate owned. These increases were partially offset by a decrease in service charge fees on deposit accounts of $23,000.

Noninterest expense was $1.4 million and $1.3 million for the quarters ended September 30, 2002 and 2001, respectively. The increase in noninterest expense primarily reflects increases in compensation and employee benefits, advertising and promotion, and other expenses. Compensation and benefit expense increased $139,000 for the quarter ended September 30, 2002 compared to the same period in 2001 due to an increase in the number of full time equivalent employees, as well as an increase in benefit costs. Advertising and promotion costs increased $27,000 due to our continued promotion of our new facility, which is expected to open in January of 2003. Other non-interest expenses increased $24,000 largely due to the additional costs associated with becoming a public company. Partially offsetting these increases was a decrease in occupancy expense of $72,000. The decrease in occupancy costs includes lower costs to repair and maintain our office buildings and lower depreciation costs. Our depreciation costs declined due to a group of our assets reaching full depreciation status within the quarter.

The Company's income tax expense increased $254,000 to $372,000 for the quarter ended September 30, 2002 from $118,000 in the same period in 2001. This was due primarily to the increase in pre-tax income, which caused the state tax-exempt securities income deduction to be insufficient to cover the state tax liability in 2002.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

Net income increased $1.1 million or 188.7% to $1.7 million for the nine months ended September 30, 2002 compared to $576,000 for the same period in 2001. The return on average assets increased to 1.04% from .39% in the prior period. The increase in net income reflects increases in net interest income and non-interest income, and a decrease in our provision for loan losses.

Net interest income was $5.8 million for the nine months ended September 30, 2002 compared to $4.4 million for the same period in 2001. The net interest margin increased to 3.86% for the nine months ended September 30, 2002 from 3.17% for the nine months ended September 30, 2001. The increase in net interest margin is a result of the decrease in the cost of deposits due to lower market interest rates.

The provision for loan losses was $20,000 for the nine months ended September 30, 2002 and $333,000 for the same period in 2001. The decrease in the provision for loan losses was a result of lower subprime loan balances, and a decrease in non-performing loans. In addition, the loan provision made for the nine months ended September 30, 2001 was largely based on concerns regarding two mortgage loans secured by residential properties. The value of the properties securing the loans was impaired to a greater extent than management's initial assessment, resulting in a greater than expected provision during the nine months ended September 30, 2001. Subprime loan balances decreased to $36.1 million or 26.9% of gross loans at September 30, 2002 from $48.2 million or 38.7% of gross loans at September 30, 2001. Non-performing assets as a percentage of total assets was 0.49% and 0.73% at September 30, 2002 and 2001.The allowance for loan losses to non-performing loans was 199.1% and 168.6% for the respective periods.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2002 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest income was $1.3 million for the nine-month period ended September 30, 2002 compared to $830,000 for the same period in 2001, an increase of $456,000. The increase was a result of an increase in insurance commissions of $126,000 due to the increasing insurance sales volume, and an increase in other income of $415,000 primarily due to increases in the profit on the sale of other real estate owned of $72,000, an increase in correspondent income of $268,000 due to the opening of a new correspondent lending department, and an increase in rental income of $43,000. Subsequent to the opening of the correspondent lending department, we decreased the number of employees therefore we expect the correspondent fee income in future periods to decrease as well. Our profit on the sale of other real estate owned is the result of the sale of three repossessed properties that were in default. The increase in rental income occurred due to a loan on an apartment building defaulting and the resulting repossession and collection of rents that subsequently took place until we found a buyer for the property. These increases were somewhat offset by a decrease in service charge fees of $85,000 in 2002.

Noninterest expense was $4.4 million and $4.1 million for the nine months ended September 30, 2002 and 2001,respectively. The increase in noninterest expense primarily reflects increased compensation and benefits of $234,000 due to an increase in the number of full time equivalent employees due to the opening of a new correspondent lending department, as well as an increase in benefit costs. Subsequent to the opening of our new correspondent banking department we decreased the number of employees, therefore we expect our compensation, as well as some ancillary expenses such as telephone and postage to decrease. This decrease, however, may be offset to a certain degree with the hike in postage costs the Untied States post office put into effect recently as well as the costs of opening of our new facility in January of 2003. Advertising and promotion costs also increased $58,000 as a result of the promotion of this new branch facility. The amortization of mortgage servicing rights decreased $171,000 from $188,000 for the nine months ended September 30, 2001 to $17,000 for the same period in 2002. This decrease was due to the lower present value servicing balances that we are currently carrying and the fact that an impairment loss was recorded in 2001. The impairment took place because falling interest rates caused many of the underlying mortgages to refinance and thereby increased the amortization of the present value servicing. Other expenses increased $146,000 due to increased loan expenses associated with our "no cost" second mortgage program, higher telephone and postage expenses associated with the increased customer usage of our toll free bank by phone system and our new correspondent banking operations, and report and filing fees associated with the reporting necessary for a publicly traded stock organization.

The Company's income tax expense increased $754,000 to $1.0 million for the nine months ended September 30, 2002 compared to $261,000 in the same period in 2001 due primarily to the increase in pre-tax income, which caused the state tax-exempt securities income deduction to be insufficient to cover the state tax liability in 2002.

LIQUIDITY

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Bank invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At September 30, 2002, cash and cash equivalents totaled $25.3 million. At September 30, 2002, the Bank had commitments to fund loans of $10.7 million. At September 30, 2002, certificates of deposit represented 55.1% of total deposits. The Bank expects to retain these deposit accounts. In addition, the Bank could borrow up to an additional $45.2 million from the Federal Home Loan Bank without providing additional collateral The Bank considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of September 30, 2002:

                                     ACTUAL                  REQUIRED                  EXCESS
(Dollars in thousands)               AMOUNT          %        AMOUNT         %         AMOUNT          %
----------------------               ------          -        ------         -         ------          -

Core capital
  (to adjusted total assets)        $  27.6        12.5%      $  8.9        4.0%      $  18.7         8.5%
Risk-based capital
  to (risk-weighted assets)            28.0        23.9%         9.4        8.0%         18.6        15.9%


ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Exchange
     Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the disclosure controls and procedures were effective in timely alerting them to the material information relating to AJS Bancorp, Inc. (or its consolidated subsidiaries) which is required in the periodic SEC filings.

(b)  Changes in internal controls.

     There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II -- OTHER INFORMATION


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

                  None

ITEM 5. OTHER INFORMATION.

                  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits

              99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K.

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             AJS BANCORP, INC.


Date:                        /s/ Thomas R. Butkus
                             ---------------------------------------------------
                             Thomas R. Butkus
                             Chief Executive Officer and Chairman of the Board


Date:                        /s/ Lyn G. Rupich
                             ---------------------------------------------------
                             Lyn G. Rupich
                             President and Chief Operating Officer

                    Certification of Chief Executive Officer

I, Thomas R. Butkus, Chief Executive Officer and Chairman of the Board, certify that:

(1)  I have reviewed this quarterly report on Form 10-QSB of AJS Bancorp, Inc;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


11/12/02                                            /s/ Thomas R. Butkus
--------                                            ----------------------------
Date                                                Chief Executive Officer

                           Certification of President


I, Lyn G. Rupich, President and Chief Operating Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of AJS Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


11/12/02                                   /s/ Lyn G. Rupich
--------                                   -------------------------------------
Date                                       President and Chief Operating Officer

                    Certification of Chief Financial Officer


I, Pamela N. Favero, Chief Financial Officer, certify that:

(1)  I have reviewed this quarterly report on Form 10-QSB of AJS Bancorp, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


11/12/02                                   /s/ Pamela N. Favero
--------                                   -------------------------------------
Date                                       Chief Financial Officer