Form 10KSB
AJS BANCORP INC
filed 2003-03-28
CIK 1144515

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended December 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from __________________ to _____________________


                        Commission File Number: 000-33405

                                AJS Bancorp, Inc.
             (Exact Name of Registrant as Specified in its Charter)

       United States                                            36-4485429
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)


14757 South Cicero Avenue, Midlothian, Illinois                    60445
    (Address of Principal Executive Offices)                    (Zip Code)

                                 (708) 687-7400
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

YES |X|       NO | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuers's revenues for its most recent fiscal year        $14,712,000

      As of March 18, 2003, there were 2,406,950 shares issued and 2,398,550 shares outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of March 18, 2003 ($17.86) was $16,254,136.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.    Proxy Statement for the 2003 Annual Meeting of Stockholders (Parts I and
      III).

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

General

AJS Bancorp, Inc.

      Following completion of our mutual holding company and stock offering on December 26, 2001, AJS Bancorp, Inc. became the mid-tier stock holding company for A. J. Smith Federal Savings Bank. The business of AJS Bancorp, Inc. consists of holding all of the outstanding common stock of A. J. Smith Federal Savings Bank. AJS Bancorp, Inc. is chartered under Federal law and owns 100% of the common stock of A. J. Smith Federal. As part of our reorganization, we issued 1,227,544 shares of common stock to our mutual holding company parent, AJS Bancorp, MHC, and sold 1,179,406 shares to the public. So long as AJS Bancorp, MHC exists, it will own at least 50.1% of the voting stock of AJS Bancorp, Inc. At December 31, 2002, AJS Bancorp, Inc. had total consolidated assets of $222.6 million, total deposits of $169.0 million, and stockholders' equity of $33.6 million. Our executive offices are located at 14757 South Cicero Avenue, Midlothian, Illinois 60445, and our telephone number is (708) 687-7400.

A. J. Smith Federal Savings Bank

      A. J. Smith Federal Savings Bank was founded in 1892 by Arthur J. Smith as a building and loan cooperative organization. In 1924 we were chartered as an Illinois savings and loan association, and in 1934 we converted to a federal charter. In 1984 we amended our charter to become a federally chartered savings bank. We are a customer- oriented institution, operating from a main office in Midlothian, Illinois, and two branch offices in Orland Park, Illinois. We opened our second branch location in Orland Park in 2002. Our primary business activity is the origination of one- to four-family real estate loans. Since 1994 we also have originated a significant number of one- to four-family loans to persons with impaired credit histories which are classified as "subprime loans" under Office of Thrift Supervision criteria. To a lesser extent, we originate multi-family, commercial real estate and consumer loans. As part of our current business plan, we intend to develop our business banking by offering commercial loans and deposit products and services to business customers. We also invest in securities, primarily United States Government Agency securities and mortgage-backed securities. Through our wholly owned subsidiary, A. J. S. Insurance, LLC, we offer insurance and investment services.

Market Area

      A. J. Smith Federal has been, and continues to be, a community-oriented savings bank offering a variety of financial products and services to meet the needs of the communities we serve. Our lending and deposit-generating area is concentrated in the neighborhoods surrounding our three offices; our main office in Midlothian, Illinois, and two branch offices in Orland Park, Illinois. Our office locations are located in Cook County. However, we consider our market area to be the counties of Will and Cook. Midlothian is primarily a residential community, and its largest employers are state and local governments and automobile dealerships. Orland Park has more retail businesses, as well as light industrial companies. Our market area economy consists primarily of the services industry, wholesalers and retailers and manufacturing. Major employers in our market area include the Andrew Corporation, the Orland Park School District, the Village of Orland Park, and various retailers including, J. C. Penney, Marshall Fields and Sears. The economy in our market area is not dependent on any single employer or type of business.

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

Lending Activities

      General. Our loan portfolio is comprised mainly of one- to four-family residential real estate loans. The vast majority of these loans have fixed rates of interest. In addition to one- to four-family residential real estate loans, our loan portfolio consists primarily of multi-family loans and home equity lines of credit. At December 31, 2002, our gross loans totaled $138.2 million, of which $115.9 million, or 83.8%, were secured by one- to four-family residential real estate, $13.2 million, or 9.5%, were secured by multi-family residential and commercial real estate, $8.4 million, or 6.1%, were home equity loans, and $782,000, or 0.6%, were consumer loans. Our lending area is the Chicago metropolitan area, with an emphasis on lending in the south and southwest suburbs.

      We try to reduce our interest rate risk by making our loan portfolio more interest rate sensitive. Accordingly, we offer adjustable rate mortgage loans, short-and medium-term mortgage loans, and three- and five-year balloon mortgages. In addition, we offer shorter-term consumer loans and home equity lines of credit with adjustable interest rates.

      Over the past several years, a significant portion of our loan originations have consisted of loans to borrowers with impaired credit ratings, which are classified as "subprime" loans by the bank regulatory agencies. Our subprime loans are primarily secured by single family properties located throughout the Chicago metropolitan area, and generally are first or second mortgage loans. These loans generally have higher interest rates than traditional one- to four-family loans. Subprime loans are underwritten using the same criteria as our one- to four-family loans, except that loan applications will not necessarily be rejected because of the impaired credit history of a borrower or higher debt to income ratios than are permitted under Fannie Mae and Freddie Mac underwriting guidelines. At December 31, 2002, $31.2 million, or 22.6% of our loan portfolio, consisted of subprime loans based upon Office of Thrift Supervision criteria.

      Loan Portfolio Composition. The following table shows the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and allowances for losses) as of the dates indicated.

                                                                               At December 31,
                                             ----------------------------------------------------------------------------------
                                                       2002                         2001                         2000
                                             -----------------------     --------------------------    ------------------------
                                               Amount       Percent        Amount         Percent        Amount        Percent
                                             ----------  -----------     ----------     -----------    ----------    ----------
                                                                           (Dollars in Thousands)
Real estate loans:
------------------
 One- to four-family (1) ..............      $ 115,880        83.84%      $ 115,344        88.01%      $  93,962        85.32%
 Multi-family and commercial ..........         13,187         9.54           9,281         7.08           9,442         8.57
                                             ---------       ------       ---------       ------       ---------       ------
     Total real estate loans ..........        129,067        93.38         124,625        95.09         103,404        93.89

Other Loans:
------------
 Consumer loans .......................            782         0.56             765         0.59             733         0.66
 Home equity ..........................          8,374         6.06           5,667         4.32           5,999         5.45
                                             ---------       ------       ---------       ------       ---------       ------
      Total loans .....................        138,223       100.00%        131,057       100.00%        110,136       100.00%
                                                             ======                       ======                       ======
Less:
-----
 Allowance for loan losses ............         (2,082)                      (2,508)                      (2,364)
 Deferred loan (fees) costs ...........             24                           (5)                          52
 Deferred gain on real estate contract             (31)                         (39)                         (55)
                                             ---------                    ---------                    ---------
 Total loans receivable, net ..........      $ 136,134                    $ 128,505                    $ 107,769
                                             =========                    =========                    =========


                                                                 At December 31,
                                             ----------------------------------------------------
                                                       1999                         1998
                                             -------------------------    -----------------------
                                               Amount         Percent       Amount       Percent
                                             -----------    ----------    ----------    --------
                                                             (Dollars in Thousands)
Real estate loans:
------------------
 One- to four-family (1) ..............      $  91,818        82.03%      $  91,225        80.80%
 Multi-family and commercial ..........         11,919        10.65          15,233        13.49
                                             ---------       ------       ---------       ------
     Total real estate loans ..........        103,737        92.68         106,458        94.29

Other Loans:
------------
 Consumer loans .......................            516         0.46             413         0.36
 Home equity ..........................          7,676         6.86           6,038         5.35
                                             ---------       ------       ---------       ------
      Total loans .....................        111,929       100.00%        112,909       100.00%
                                                             ======                       ======

Less:
-----
 Allowance for (fees) loan losses .....         (2,158)                      (1,919)
 Deferred loan costs ..................             68                           56
 Deferred gain on real estate contract             (63)                         (79)
                                             ---------                    ---------
 Total loans receivable, net ..........      $ 109,776                    $ 110,967
                                             =========                    =========

--------------------
(1) Subprime real estate loans totaled $31.2 million, $47.1 million, $51.6 million, $54.9 million and $58.4 million at December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

      Maturity of Loan Portfolio. The following table sets forth certain information regarding the dollar amounts maturing and the interest rate sensitivity of our loan portfolio at December 31, 2002. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                                  Multi-Family
                                             One- to Four-Family                 and Commercial                   Consumer
                                           ------------------------         -------------------------       ---------------------
                                                          Weighted                          Weighted                     Weighted
                                                           Average                           Average                      Average
                                           Amount           Rate            Amount            Rate          Amount         Rate
                                           ------        ----------         ------         ----------       ------       --------
                                                                            (Dollars in Thousands)
1 year or less ................          $    501           6.87%          $ 1,635           5.07%          $133           5.71%
Greater than 1 to 3 years .....             2,844           8.02             2,050           7.69            381           6.57
Greater than 3 to 5 years .....             5,724           7.88             6,324           7.72            268           6.77
Greater than 5 to 10 years ....            30,935           7.23             1,485           8.30             --             --
Greater than 10 to 20 years ...            39,782           6.99             1,536           9.12             --             --
More than 20 years ............            36,094           5.92               157           8.75             --             --
                                         --------                          -------                          ----

Total .........................          $115,880                          $13,187                          $782
                                         ========                          =======                          ====


                                                 Home Equity                        Total
                                             --------------------           ------------------------
                                                          Weighted                          Weighted
                                                           Average                           Average
                                           Amount           Rate            Amount            Rate
                                           ------         ---------         ------          --------
                                                               (Dollars in Thousands)
1 year or less ................            $  635           4.72%          $  2,904           5.39%
Greater than 1 to 3 years .....             2,111           4.13              7,386           6.79
Greater than 3 to 5 years .....             5,628           4.12             17,944           6.49
Greater than 5 to 10 years ....                --             --             32,420           7.28
Greater than 10 to 20 years ...                --             --             41,318           7.07
More than 20 years ............                --             --             36,251           5.93
                                           ------                          --------

Total .........................            $8,374                          $138,223
                                           ======                          ========

      The total amount of loans due after December 31, 2003 which have predetermined interest rates is $104.2 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $31.1 million.

      One- to four-family Residential Real Estate Loans. Our primary lending activity consists of originating one- to four-family, owner-occupied, first and second residential mortgage loans, virtually all of which are secured by properties located in our market area. At December 31, 2002, these loans totaled $115.9 million, or 83.8% of our total loan portfolio. During 1994, we began to originate a substantial number of one- to four-family residential loans to borrowers with impaired credit histories. These loans are primarily originated from a network of mortgage brokers throughout our market area, and are classified as subprime loans by the bank regulatory agencies. We originate subprime loans using our customary underwriting standards, except that an application is not necessarily rejected because of the borrower's impaired credit history and higher debt-to-income ratios than are permitted under Fannie Mae underwriting guidelines. While subprime loans involve higher risks of loss than our other one- to four-family residential real estate loans, they provide us with higher yields to compensate for this risk. In recent months, we have deemphasized our subprime lending, and we anticipate that our level of subprime loans will continue to decrease in the future. At December 31, 2002, our subprime loans totaled $31.2 million, or 22.6% of total loans, wheareas at December 31, 2001, our subprime loans totaled $47.1 million, or 35.9% of total loans.

      We currently offer one- to four-family residential real estate loans with terms up to 30 years, although we emphasize the origination of one- to four-family residential loans with terms of 15 years or less. We offer our one- to four-family residential loans with adjustable or fixed interest rates. At December 31, 2002, $93.5 million, or 80.6% of our one- to four-family residential real estate loans had fixed rates of interest, and $22.4 million, or 19.4% of our one- to four-family residential real estate loans, had adjustable rates of interest. Our fixed rate loans include loans that generally amortize on a monthly basis over periods between seven to 30 years. Our subprime loans generally amortize over a fifteen-year period. We also offer loans which generally have balloon payment features after three or five years. Our balloon loans generally amortize over periods of 15 years or more. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans. With respect to subprime loans, our experience has been that these loans remain outstanding for even shorter periods of time than our other one- to four-family loans.

      We currently offer adjustable rate mortgage loans with an initial interest rate fixed for one, three or five years, and annual adjustments thereafter based on changes in a designated market index. Our adjustable rate mortgage loans generally have an interest rate adjustment limit of 200 basis points per adjustment, with a maximum lifetime interest rate adjustment limit of 800 basis points and a floor of 500 basis points. Our adjustable rate mortgages are priced at a level tied to the one-year United States Treasury bill rate. In order to make our adjustable rate mortgages more attractive in the current low fixed mortgage rate environment, we began to offer discounted or teaser rates on our adjustable rate mortgages in July of 2002. These loans carry initial rates that are lower than the rate would be if it were to adjust according to the adjustable rate note and rider. We do not offer adjustable rate mortgages that offer the possibility of negative amortization.

      Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. For loans greater than $175,000 we utilize outside independent appraisers. For loans up to $175,000, appraisals are performed by in-house appraisers. For borrowers who do not obtain private mortgage insurance, our lending policies limit the maximum loan to value ratio on both fixed rate and adjustable rate mortgage loans to 80% of the appraised value of the property that is collateral for the loan (and up to 85% with respect to subprime loans). For one- to four-family residential real estate loans with loan to value ratios of between 80% and 95%, we require the borrower to obtain private mortgage insurance. For loans in excess of $75,000, we require the borrower to obtain title insurance. For first mortgage loan products under $75,000, we conduct a title search. For second mortgage type products in excess of $200,000, title insurance is required. For second mortgage type products under $200,000, we conduct a title search. We also require homeowners insurance and fire and casualty insurance on properties securing real estate loans.

      Multi-Family and Commercial Real Estate Loans. At December 31, 2002, $13.2 million, or 9.5% or our total loan portfolio, consisted of loans secured by multi-family and commercial real estate properties, virtually all of which are located in the State of Illinois. Our multi-family loans are secured by multi-family and mixed use properties. Our commercial real estate loans are secured by improved property such as offices, small business facilities, unimproved land, warehouses and other non-residential buildings. Our multi-family and commercial real estate loans are offered with fixed or adjustable rates. Our fixed rate multi-family and commercial real estate loans are offered with amortization schedules of up to 25 years, and generally have three- and five-year balloon features. At December 31, 2002, the average balance of our multi-family loans was $150,000, and the average balance of our commercial real estate loans was $203,000. We generally will make multi-family and commercial real estate loans for up to 80% of the cost of, or the appraised value, of the property securing the loan.

      Prior to funding a loan secured by multi-family, mixed use or commercial property, we generally obtain an environmental assessment from an independent, licensed environmental engineer regarding any environmental risks that may be associated with the property. The level of the environmental engineer's evaluation of a property will depend on the facts and circumstances relating to the specific loan, but generally the environmental engineer's actions will range from a consultant's discretionary environmental assessment to a Phase II environmental report. The underwriting process for multi-family and commercial real estate loans includes an analysis of the debt service coverage of the collateral property. We typically require a debt service coverage ratio of 120% or higher. We also require personal guarantees by the principals of the borrower and a cash flow analysis when applicable.

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

      As part of our business plan, we intend to develop our commercial lending. This lending may include non-real estate based loans, although at this time our non-real estate commercial loans are not a significant part of our lending. We are actively marketing our commercial business lending capability to local businesses. In addition, we are advising our existing commercial real estate and multi-family borrowers of our commercial business lending capability. Commercial business loans are typically offered with adjustable rates.

      Our underwriting standards for commercial business loans include a review of the applicant's tax returns, financial statements, credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan based on cash flows generated by the applicant's business.

      Commercial business loans generally have higher interest rates and shorter terms than one- to four-family residential loans, but they also may involve higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower's business. We generally obtain personal guarantees from the borrower or a third party as a condition to originating a commercial business loan.

      Home Equity Lines of Credit. We offer home equity lines of credit, the total of which amounted to $8.4 million, or 6.1% of our total loan portfolio, as of December 31, 2002. Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. We generally offer these loans with a maximum loan to appraised value ratio of 85% (including senior liens on the collateral property). We currently offer these lines of credit for a period of five years, and generally at rates tied to the prevailing prime interest rate. Our home equity lines of credit are underwritten in the same manner as our one- to four-family residential loans.

      Consumer Loans. We are authorized to make loans for a variety of personal and consumer purposes. As of December 31, 2002, consumer loans totaled $782,000, or 0.6% of our total loan portfolio. Our consumer loans consist primarily of automobile loans, loans secured by deposit accounts, and loans secured by inventory, equipment and other non real estate based collateral. Automobile loans accounted for $481,000 of our consumer loans at December 31, 2002. Our procedure for underwriting consumer loans includes an assessment of the applicant's credit history and ability to meet existing obligations and payments of the proposed loan, as well as an evaluation of the value of the collateral security, if any. Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or are secured by assets that tend to depreciate in value, such as automobiles. In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining value often does not warrant further substantial collection efforts against the borrower.

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

      Our loan origination activity may be affected adversely by a rising interest rate environment that typically results in decreased loan demand. Accordingly, the volume of loan originations and the profitability of this activity may vary from period to period. Historically, we have originated mortgage loans for sale in the secondary market, and we may do so in the future, although this is not a significant part of our business at this time.

      In the past, we have sold loans on a servicing retained basis. At December 31, 2002, we had mortgage servicing rights totaling $16,000.

      The following table shows our loan origination and repayment activities for the periods indicated. We did not purchase any loans during the periods indicated.


                                                 Years Ended December 31,
                                           -----------------------------------
                                              2002         2001         2000
                                           ---------    ---------    ---------
                                                     (In Thousands)
Loans receivable,
  beginning of period ..................   $ 131,057    $ 110,136    $ 111,929
Originations by type:
Real estate- one to four-family (1) ....      42,596       50,673       20,842
Multi-family and commercial ............       5,124        4,810          509
Non-real estate -consumer ..............       1,569        4,613          561
Home equity ............................       9,374        1,491        2,928
                                           ---------    ---------    ---------
Total loans originated .................      58,663       61,587       24,840

Sales ..................................        (127)

Principal repayments: ..................     (51,370)     (40,666)     (26,633)
                                           ---------    ---------    ---------

Loans receivable,
  at end of period .....................   $ 138,223    $ 131,057    $ 110,136
                                           =========    =========    =========
--------------------
(1) Including subprime real estate loan originations of $1.1 million, $14.9 million and $12.5 million for the years ended December 31, 2002, 2001, and 2000, respectively.

      Loan Approval Procedures and Authority. Our lending activities are subject to written, non-discriminatory underwriting standards and loan origination procedures adopted by management and the Board of Directors. All loans, regardless of size or type, are initially reviewed by a loan officer. Our junior loan officers have the authority to approve loans in amounts up to $30,000 with the approval of a designated officer. Senior loan officers who obtain the approval of a designated officer, have the authority to approve loans in amounts up to $100,000. Loans in excess of $100,000 and up to $250,000 must be reviewed and approved by senior loan officers and a Vice President or Executive Vice President. All loans of $250,000 or less that do not meet our standard underwriting ratios and credit criteria must be reviewed by the Executive Vice President or in his absence, an Assistant Vice President. The Officers Loan Committee, which consists of Raymond Blake, Edward Milen, Lyn G. Rupich, James Andretich, Donna Manuel and W. Anthony Kopp, has the authority to approve all loans up to $750,000. Loans in excess of $750,000 must be approved by the Chief Executive Officer and the Board of Directors.

      Loans-to-One-Borrower. Federal savings banks are subject to the same loans-to-one-borrower limits as those applicable to national banks, which restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At December 31, 2002, our lending limit was $4.4 million. At December 31, 2002, our largest lending relationship to one borrower totaled $1.5 million. At December 31, 2002, we had seventeen lending relations in which the total amount outstanding exceeded $500,000. All of the loans under these large lending relationships were performing in accordance with their terms.

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

      Non-Performing Loans. All loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, there is reasonable probability of loss of principal or the collection of additional interest is deemed insufficient to warrant further accrual. Generally, we place all loans more than 90 days past due on non- accrual status. In addition, we place any loan on non-accrual status if any part of it is classified as loss or if any part has been charged-off. When a loan is placed on non-accruing status, total interest accrued and unpaid to date is reversed. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

      As of December 31, 2002, our total non-accrual loans were $1.1 million, compared to $1.6 million at December 31, 2001, and $1.2 million at December 31, 2000.

      The following table sets forth our loan delinquencies by type, amount and percentage at December 31, 2002.

                                                           Loans Delinquent For:
                                        ------------------------------------------------------------
                                                60-89 Days                   90 Days and Over             Total Delinquent Loans
                                        ---------------------------    -----------------------------   ----------------------------
                                                            Percent                         Percent                         Percent
                                                            of Loan                         of Loan                         of Loan
                                        Number    Amount   Category     Number    Amount    Category   Number     Amount   Category
                                        ------    ------   --------     ------    ------    --------   ------     ------   --------
                                                                             (Dollars in Thousands)
Real estate:
  One- to four-family ............          8     $  585     0.50%          7     $1,047     0.90%         15     $1,632     1.41%
  Multi-family and commercial ....         --         --       --           1        113     0.86           1        113     0.86
  Consumer and other .............          2          6     0.73          --         --       --           2          6     0.73
  Home equity ....................         --         --       --           4         79     0.94           4         79     0.94
                                         ----     ------     ----        ----     ------     ----      ------     ------     ----

     Total .......................         10     $  591     0.43%         12     $1,239     0.90%     $   22     $1,830     1.32%
                                         ====     ======     ====        ====     ======     ====      ======     ======     ====

           The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio. For all years presented, we had no troubled debt restructurings within the meaning of Statement of Financial Accounting Standards No. 15. For the periods presented, we had no accruing loans delinquent more than 90 days. Foreclosed assets include assets acquired in settlement of loans.

                                                                                    At December 31,
                                            --------------------------------------------------------------------------------------
                                                2002                 2001                2000             1999             1998
                                            ----------           ----------          -----------       -----------      ----------
                                                                                (Dollars In Thousands)
Non-accruing loans:
One- to four-family.................        $      860           $    1,124          $       965       $     1,651      $    2,624
Multi-family and commercial.........               113                  341                  225                --              --
Consumer and other..................                --                   --                    6                22              24
Home equity.........................                79                  111                   --                --              --
                                            ----------           ----------          -----------       -----------      ----------
   Total non-accruing loans.........             1,052                1,576                1,196             1,673           2,648
                                            ----------           ----------          -----------       -----------      ----------

Total nonperforming loans...........             1,052                1,576                1,196             1,673           2,648

Real estate owned...................                43                  161                  305                --              --
                                            ----------           ----------          -----------       -----------      ----------
Total nonperforming assets..........        $    1,095           $    1,737          $     1,501       $     1,673      $    2,648
                                            ==========           ==========          ===========       ===========      ==========
Total as a percentage of
  total assets......................              0.49%                0.79%                0.77%             0.84%           1.40%

Nonperforming loans as percentage of
  gross loans receivable............              0.76%                1.20%                1.09%             1.49%           2.35%

      For the year ended December 31, 2002, gross interest income which would have been recorded had the non- accruing loans been current in accordance with their original terms amounted to $102,000. The amount that was included in interest income totaled $37,000 for the year ended December 31, 2002.

      Real Estate Owned. Real estate owned consists of property acquired through formal foreclosure or by deed in lieu of foreclosure, and is recorded at the lower of recorded investment or fair value. Write-downs from recorded investment to fair value which are required at the time of foreclosure are charged to the allowance for loan losses. After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At December 31, 2002, we held real estate owned of $43,000.

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

      On the basis of management's review of our asset portfolio at December 31, 2002, we had classified $1.3 million of our assets as substandard, and $500,000 of our assets as special mention.

      Allowance for Loan Losses. The following table sets forth information regarding our allowance for loan losses and other ratios at or for the dates indicated.

                                                                            Years Ended December 31,
                                             ------------------------------------------------------------------------------------
                                                 2002                2001              2000             1999               1998
                                             ----------          -----------         --------         ---------          --------
                                                                        (Dollars In Thousands)
Balance at beginning
 of period.............................      $   2,508           $    2,364          $  2,158         $   1,919          $  1,262

Charge-offs:
One- to four-family....................           (306)                (219)              (78)             (287)             (186)
Multi-family and commercial............            (90)                  --                --                --               (11)
Consumer and other.....................             --                   --               (16)               --                (4)
Home equity............................            (50)                 (50)               --                --                --
                                             ----------          -----------         --------         ---------          --------
Total charge-offs......................           (446)                (269)              (94)             (287)             (201)
Recoveries:
One- to four-family loans..............             --                   --                --                 1                24
                                             ---------           ----------          --------         ---------          --------
Net charge-offs(1).....................           (446)                (269)              (94)             (286)             (177)
Provisions for loan losses.............             20                  413               300               525               834
                                             ---------           ----------          --------         ---------          --------
Balance at end of period...............      $   2,082           $    2,508          $  2,364         $   2,158          $  1,919
                                             =========           ==========          ========         =========          ========
Ratio of net charge-offs during
 the period to average loans
 outstanding during the period.........           0.33%                0.23%             0.09%             0.26%             0.16%

Ratio of net charge-offs during
 the period to non-performing loans....          42.40                17.07              7.86             17.10              6.68

Ratio of non-performing assets to total
  assets at end of period..............           0.49                 0.79              0.77              0.84              1.40
Ratio of allowance for loan losses to
 non-performing loans..................         197.91               159.15            197.66            128.99             72.47
Ratio of allowance for loan losses to
 loans receivable, gross...............           1.51                 1.91              2.15              1.93              1.70

-------------------
(1) Net charge-offs of sub-prime loans totaled $245,000, $269,000, $78,000, $286,000 and $154,000, for the years ended December 31, 2002, 2001, 2000,
      1999 and 1998, respectively.

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

                                                                         At December 31,
                              -----------------------------------------------------------------------------------------------------
                                           2002                               2001                               2000
                              --------------------------------   ------------------------------    --------------------------------
                                                      Percent                           Percent                            Percent
                                                     of Loans                          of Loans                           of Loans
                                           Loan       in Each                 Loan      in Each                  Loan      in Each
                              Amount of   Amounts    Category    Amount of   Amounts   Category    Amount of    Amounts   Category
                              Loan Loss     by       to Total    Loan Loss     by      to Total    Loan Loss      by      to Total
                              Allowance  Category      Loans     Allowance  Category     Loans     Allowance   Category     Loans
                              ---------  --------    ---------   ---------  --------   --------    ---------   --------   ---------
                                                                     (Dollars in Thousands)
One- to four-family.......    $  1,655  $ 115,880     83.84%     $  2,057  $  115,344    88.01%   $   1,889    $  93,962     85.32%
Multi-family and other....          58     13,187      9.54           133       9,281     7.08          160        9,442      8.57
Consumer and other........           3        782      0.56             8         765     0.59            9          733      0.66
Home equity...............         278      8,374      6.06           232       5,667     4.32          221        5,999      5.45
Unallocated...............          88         --        --            78          --       --           85           --        --
                              --------  ---------    ------      --------  ----------  -------    ---------    ---------    ------
  Total...................    $  2,082  $ 138,223    100.00%     $  2,508  $  131,057   100.00%   $   2,364    $ 110,136    100.00%
                              ========  =========    ======      ========  ==========   ======    =========    =========    ======


                                                             At December 31,
                              -------------------------------------------------------------------------
                                              1999                                   1998
                              -----------------------------------     ---------------------------------
                                                          Percent                               Percent
                                                         of Loans                              of Loans
                                               Loan       in Each                  Loan         in Each
                                 Amount of    Amounts    Category     Amount    of Amounts     Category
                                 Loan Loss      by       to Total     Loan Loss     by         to Total
                                 Allowance   Category      Loans      Allowance  Category        Loans
                                 ---------   --------    --------     ---------  --------      --------
                                                         (Dollars in Thousands)
One- to four-family.......       $ 1,695    $   91,818    82.03%      $  1,551   $  91,225      80.80%
Multi-family and other....           124        11,919    10.65            138      15,233      13.49
Consumer and other........             9           516     0.46              6         413       0.36
Home equity...............           240         7,676     6.86            188       6,038       5.35
Unallocated...............            90            --       --             36          --         --
                                 -------    ----------   ------       --------   ---------    -------
  Total...................       $ 2,158    $  111,929   100.00%      $  1,919   $ 112,909    100.00%
                                 =======    ==========   ======       ========   =========    ======

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

      Our securities classified as held to maturity, excluding mortgage backed securities totaled $91,000 at December 31, 2002, and consisted primarily of state and municipal bond obligations. Our securities classified as available-for-sale totaled $36.1 million at December 31, 2002, and consisted of Federal agency obligations, primarily Federal Farm Credit Bank notes and Federal Home Loan Bank obligations with maturities of one to five years, and an ARM mutual fund. We invested $3.1 million in an adjustable rate mortgage mutual fund with Shay Financial Services. This fund invests primarily in adjustable rate mortgage backed securities, and collateralized mortgage obligations.

      We also invested in $4.5 million of Federal Home Loan Bank stock at December 31, 2002. For further information regarding our securities portfolio, see Note 2 to Consolidated Financial Statements.

           The following table sets forth the composition of our securities portfolio at the dates indicated.

                                                                          At December 31,
                                         --------------------------------------------------------------------------------
                                                          2002                                      2001
                                         --------------------------------------    --------------------------------------
                                         Carrying   % of        Fair      % of   Carrying     % of        Fair     % of
                                          Value     Total      Value     Total      Value     Total      Value     Total
                                         -------   -------    -------   -------    -------   -------    -------   -------
                                                                     (Dollars in Thousands)
Securities classified as held to
  maturity (at amortized cost):

Municipal bonds ......................   $    91      0.22%   $    91      0.22%   $   559      1.20%   $   559      1.20%

Securities classified as available
  for sale (at fair value):

Shay ARM mutual Fund .................     3,137      7.71      3,137      7.71         --        --         --        --
U.S. Government securities ...........     1,016      2.50      1,016      2.50      1,014      2.17      1,014      2.17
FHLB .................................    25,373     62.34     25,373     62.34     37,107     79.43     37,107     79.43
FFCB .................................     3,478      8.54      3,478      8.54      6,725     14.39      6,725     14.39
FHLMC ................................     1,015      2.49      1,015      2.49         --        --         --        --
FNMA .................................     2,058      5.06      2,058      5.06         --        --         --        --
Concord EPS, Inc. stock ..............        56      0.14         56      0.14         --        --         --        --
                                         -------   -------    -------   -------    -------   -------    -------   -------
Subtotal .............................    36,133     88.78     36,133     88.78     44,846     95.99     44,846     95.99
                                         -------   -------    -------   -------    -------   -------    -------   -------
FHLB stock ...........................     4,477     11.00      4,477     11.00      1,314      2.81      1,314      2.81
                                         -------   -------    -------   -------    -------   -------    -------   -------
Total securities and FHLB stock ......   $40,701    100.00%   $40,701    100.00%   $46,719    100.00%   $46,719    100.00%
                                         =======   =======    =======   =======    =======   =======    =======   =======
Average remaining life of
   securities.........................   17.3  months                              18.1 months

Other interest-earning assets:
Interest-bearing deposits with
   banks .............................   $ 9,955     62.39%   $ 9,955     62.39%   $ 9,037     33.42%   $ 9,037     33.42%
Federal funds sold ...................     6,000     37.61      6,000     37.61     18,000     66.58     18,000     66.58
                                         -------   -------    -------   -------    -------   -------    -------   -------
Total ................................   $15,955    100.00%   $15,955    100.00%   $27,037    100.00%   $27,037    100.00%
                                         =======   =======    =======   =======    =======   =======    =======   =======


                                                     At December 31,
                                         ---------------------------------------
                                                          2000
                                         --------------------------------------
                                         Carrying   % of        Fair      % of
                                          Value     Total      Value     Total
                                         -------   -------    -------   -------
                                                  (Dollars in Thousands)
Securities classified as held to
  maturity (at amortized cost):

Municipal bonds ......................   $   319      0.66%   $   319      0.66%

Securities classified as available
  for sale (at fair value):

Shay ARM mutual Fund .................        --        --         --        --
U.S. Government securities ...........        --        --         --        --
FHLB .................................    42,711     88.06     42,711     88.06
FFCB .................................     4,246      8.75      4,246      8.75
FHLMC ................................        --        --         --        --
FNMA .................................        --        --         --        --
Concord EPS, Inc. stock ..............        --        --         --        --
                                         -------   -------    -------   -------
Subtotal .............................    46,957     96.81     46,957     96.81
                                         -------   -------    -------   -------
FHLB stock ...........................     1,228      2.53      1,228      2.53
                                         -------   -------    -------   -------
Total securities and FHLB stock ......   $48,504    100.00%   $48,504    100.00%
                                         =======   =======    =======   =======
Average remaining life of
   securities.........................   22.9 months

Other interest-earning assets:
Interest-bearing deposits with
   banks .............................   $ 4,512     27.33%   $ 4,512     27.33%
Federal funds sold ...................    12,000     72.67     12,000     72.67
                                         -------   -------    -------   -------
Total ................................   $16,512    100.00%   $16,512    100.00%
                                         =======   =======    =======   =======

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

      At December 31, 2002, our mortgage-backed securities totaled to $16.0 million, which represented 7.2% of our total assets at that date. At December 31, 2002, $15.8 million of our mortgage-backed securities were classified as available-for-sale. At that date, virtually all of our mortgage-backed securities had fixed rates of interest. We purchased $10.0 million of mortgage-backed securities during the year ended December 31, 2002, and $997,000 during the year ended December 31, 2001. For information regarding the maturities of our mortgage-backed securities, see Note 2 of Notes to Consolidated Financial Statements.

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

      The following table sets forth the composition of our mortgage-backed securities at the dates indicated.

                                                                          At December 31,
                                                -------------------------------------------------------------------
                                                       2002                    2001                     2000
                                                -------------------     -------------------     -------------------
                                                Carrying      % of      Carrying      % of      Carrying      % of
                                                  Value       Total       Value       Total       Value       Total
                                                --------     ------     --------     ------      -------     ------
                                                                       (Dollars in Thousands)
Mortgage-backed securities
 classified as held to maturity
  (at amortized cost):
 Ginnie Mae...........................          $    254       1.58%    $    340       3.64%     $   429       3.94%
 Freddie Mac..........................                14       0.09           26       0.28           38       0.35
 Other................................                 1       0.01            3       0.03            5       0.05
Mortgage-backed securities
 classified as available for sale
  (at fair value):
 Fannie Mae...........................            13,971      87.11        6,600      70.71        8,731      80.16
 Freddie Mac..........................             1,799      11.21        2,365      25.34        1,689      15.50
                                                --------     ------     --------     ------      -------     ------
       Total..........................          $ 16,039     100.00%    $  9,334     100.00%     $10,892     100.00%
                                                ========     ======     ========     ======      =======     ======

      Carrying Values, Yields and Maturities. The composition and maturities of our securities portfolio and of our mortgage-backed securities, excluding FHLB stock, are indicated in the following table. Cost represents the amortized cost of the securities and mortgage-backed securities at December 31, 2002. See Note 2 to the Notes to Consolidated Financial Statements.

                                                                               At December 31, 2002
                                            ----------------------------------------------------------------------------------------
                                               Less Than       1 to 5         5 to 10          Over
                                                1 Year          Years          Years         10 Years          Total Securities
                                            -------------   ------------   ------------    -----------    --------------------------
                                               Amortized      Amortized      Amortized       Amortized     Amortized
                                                 Cost           Cost           Cost            Cost          Cost       Fair Value
                                            -------------   ------------   ------------    -----------    -----------   ------------
                                                                              (Dollars in Thousands)
Securities................................  $      14,397   $     16,430    $       --     $       999    $    31,826   $     33,031
Mortgage-backed securities................             16             13           440          15,171         15,640         16,049
                                            -------------   ------------    ----------     -----------    -----------   ------------
Total securities..........................  $      14,413   $     16,443    $      440     $    16,170    $    47,466   $     49,080
                                            =============   ============    ==========     ===========    ===========   ============

Weighted average yield....................           5.09%          5.61%         6.11%           5.58%          5.43%

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

      Deposit Activity. The following table sets forth our deposit flows during the periods indicated.

                                              Years Ended December 31,
                                   -------------------------------------------
                                      2002             2001             2000
                                   ---------        ---------        ---------
                                               (Dollars in Thousands)

Opening balance .............      $ 171,809        $ 161,251        $ 161,793
Deposits ....................        444,269          482,870          406,311
Withdrawals .................       (450,552)        (477,631)        (413,836)
Interest credited ...........          3,482            5,319            6,983
                                   ---------        ---------        ---------

Ending balance ..............      $ 169,008        $ 171,809        $ 161,251
                                   =========        =========        =========

Net increase (decrease) .....      $  (2,801)       $  10,558        $    (542)
                                   =========        =========        =========

Percent increase (decrease) .          (1.63)%           6.55%           (0.34)%
                                   =========        =========        =========

      Deposit Accounts. The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered as of the dates indicated.

                                                                            At December 31,
                                           ---------------------------------------------------------------------------------
                                                    2002                          2001                        2000
                                           ----------------------       ----------------------       -----------------------
                                             Amount       Percent         Amount       Percent        Amount         Percent
                                           ----------     -------       ----------     -------       ---------       -------
                                                                        (Dollars in Thousands)
Transactions and Savings Deposits:
---------------------------------

Checking accounts...................       $    3,309        1.96%      $    3,233        1.88%      $   2,850          1.77%
Passbook accounts...................           44,328       26.23           40,939       23.83          36,143         22.41
NOW accounts........................           19,322       11.43           24,894       14.49          16,617         10.30
Money market accounts...............            7,720        4.57           11,900        6.93           9,720          6.03
                                           ----------      ------       ----------      ------       ---------        ------

Total non-certificates..............           74,679       44.19           80,966       47.13          65,330         40.51
                                           ----------      ------       ----------      ------       ---------        ------

Certificates:
------------

 0.00 -  3.99%......................           48,339       28.59           31,566       18.37              --            --
 4.00 -  5.99%......................           30,634       18.13           30,754       17.90          51,553         31.97
 6.00 -  7.99%......................           15,340        9.08           28,486       16.58          43,680         27.09
 8.00 -  9.99%......................               16        0.01               37        0.02             688          0.43
                                           ----------      ------       ----------      ------       ---------        ------

Total certificates..................           94,329       55.81           90,843       52.87          95,921         59.49
                                           ----------      ------       ----------      ------       ---------        ------
Total deposits......................       $  169,008      100.00%      $  171,809      100.00%      $ 161,251        100.00%
                                           ==========      ======       ==========      ======       =========        ======


           Deposit Maturity Schedule. The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2002.


                         0-       4.00-     6.00-     8.00%-             Percent
                        3.99%     5.99%     7.99%   or greater  Total   of Total
                       -------   -------   -------  ----------  -----   --------
                                        (Dollars in Thousands)
Certificate accounts
  maturing in quarter
  ending:

March 31, 2003 ......  $16,859   $ 1,935   $ 3,054   $    11   $21,859    23.17%
June 30, 2003 .......    8,352     1,360       671        --    10,383    11.01
September 30, 2003 ..    5,085     1,546       957        --     7,588     8.04
December 31, 2003 ...    8,086       399       896        --     9,381     9.94
March 31, 2004 ......    2,401     1,077        73        --     3,551     3.76
June 30, 2004 .......    1,362       888       463        --     2,713     2.88
September 30, 2004 ..    1,126       744       319        --     2,189     2.32
December 31, 2004 ...      534       378       942        --     1,854     1.97
March 31, 2005 ......      949     1,368     4,039         5     6,361     6.74
June 30, 2005 .......      326       938     1,543        --     2,807     2.98
September 30, 2005 ..      833     2,110       763        --     3,706     3.93
December 31, 2005 ...    1,525       764     1,056        --     3,345     3.55
Thereafter ..........      901    17,127       564        --    18,592    19.71
                       -------   -------   -------   -------   -------   ------

   Total ............  $48,339   $30,634   $15,340   $    16   $94,329   100.00%
                       =======   =======   =======   =======   =======   ======

   Percent of total .    51.24%    32.48%    16.26%     0.02%

           Large Certificates. The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2002.

                                                                              Maturity
                                                     -----------------------------------------------------------
                                                                    Over        Over
                                                    3 Months       3 to 6      6 to 12       Over
                                                     or Less       Months       Months     12 Months      Total
                                                     -------      -------      -------      -------      -------
                                                                            (In Thousands)
Certificates of deposit less than $100,000 ....      $16,353      $ 8,391      $10,622      $34,212      $69,578
Certificates of deposit of $100,000 or more ...        4,153        1,892        2,424        9,987       18,456
Public funds (1) ..............................        1,353          100        3,923          919        6,295
                                                     -------      -------      -------      -------      -------

Total certificates of deposit .................      $21,859      $10,383      $16,969      $45,118      $94,329
                                                     =======      =======      =======      =======      =======

--------------------
(1) Deposits from governmental and other public entities. The amounts shown under public funds include deposits of $100,000 or more totaling $6.1 million.

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


                                            Years Ended  December 31,
                                    -------------------------------------
                                      2002           2001           2000
                                    -------        -------        -------
                                               (In Thousands)
Maximum balance:
----------------
 FHLB advances .............        $17,000        $13,000        $17,000
 Federal funds purchased ...             --             --            500

Average balance:
----------------
 FHLB advances .............        $14,000        $12,167        $13,750
 Federal funds purchased ...             --             --             --

      The following table sets forth the balances of, and weighted average interest rate on, certain borrowings at the dates indicated.


                                                  At December 31,
                                        -----------------------------------
                                          2002          2001          2000
                                        -------       -------       -------
                                               (Dollars In Thousands)

FHLB advances ....................      $16,000       $13,000       $12,000
Federal funds purchased ..........           --            --            --
                                        -------       -------       -------
     Total borrowings ............      $16,000       $13,000       $12,000
                                        =======       =======       =======

Weighted average interest
   rate of FHLB advances .........         4.91%         6.19%         6.14%

Weighted average interest rate
   of Federal funds purchased ....           --%           --%         6.00%

Employees

      At December 31, 2002, we had a total of 54 full-time and 25 part-time employees, including three employed by A.J.S. Insurance, LLC, our wholly owned subsidiary. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

Service Corporation Activities

      As a federally chartered savings bank, we are permitted by Office of Thrift Supervision regulations to invest up to 2% of our assets in the stock of, or loans to, service corporation subsidiaries. We may invest an additional 1% of our assets in service corporations if the additional funds are used for inner-city or community development purposes, and up to 50% of our total capital in conforming loans to service corporations in which we own more than 10% of the capital stock. In addition to investments in service corporations, we may invest an unlimited amount in operating subsidiaries engaged solely in activities in which A. J. Smith Federal may engage as a federal savings bank. At December 31, 2002, we owned 100% of A. J. S. Insurance, LLC.

      A. J. S. Insurance, LLC is our wholly owned service corporation subsidiary. A. J. S. Insurance, LLC offers insurance and investment products such as home owners' insurance, fixed and variable rate annuities, and mutual funds. A. J. S. Insurance, LLC had net income of $106,000 and $65,000 for the years ended December 31, 2002, and December 31, 2001. At December 31, 2002, our investment in A. J. S. Insurance, LLC was $206,000.

Regulation

      Loans-to-One-Borrower. Federal savings banks generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of December 31, 2002, we were in compliance with our loans-to-one-borrower limitations.

      Qualified Thrift Lender Test. As a federal savings bank, we are required to satisfy a qualified thrift lender test whereby we must maintain at least 65% of our "portfolio assets" in "qualified thrift investments." These consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. "Portfolio assets" generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. As of December 31, 2002, we maintained 85.7% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.

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

      Liquidity. We are required to maintain liquid assets in an amount that would ensure our safe and sound operation. Our liquidity ratio at December 31, 2002 was 23.7%.

      The following table sets forth our contractual obligations and commercial commitments at December 31, 2002.

                                                            Less than                               After 5
                                                 Total        1 year     1-3 Years   4-5 years       Years
                                                -------      -------      -------      -------      -------
                                                                      (In thousands)
Federal funds purchased ..................      $    --      $    --      $    --      $    --      $    --
Securities sold under
   agreements to repurchase ..............           --           --           --           --           --
FHLB advances ............................       16,000        2,000        6,000        3,000        5,000
Note payable (ESOP) ......................          566           94          189          189           94
                                                -------      -------      -------      -------      -------
     Total ...............................      $16,566      $ 2,094      $ 6,189      $ 3,189      $ 5,094
                                                =======      =======      =======      =======      =======


                                                 Total
                                                Amounts     Less than                               After 5
                                               Committed      1 year     1-3 Years   4-5 years       Years
                                                -------      -------      -------      -------      -------
                                                                      (In thousands)
Lines of credit ..........................      $ 9,607      $ 1,782      $ 1,979      $ 5,846      $    --
Standby letters of credit(1) .............          189          189           --           --           --
Other commitments to extend credit (1) ...       10,541       10,541           --           --           --
                                                -------      -------      -------      -------      -------
     Total ...............................      $20,337      $12,512      $ 1,979      $ 5,846      $    --
                                                =======      =======      =======      =======      =======

------------------

(1)   Represents amounts committed to customers.

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

      Our authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans we may make to these persons based, in part, on our capital position, and requires approval procedures to be followed. At December 31, 2002, we were in compliance with these regulations.

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

      The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At December 31, 2002, A. J. Smith Federal met each of its capital requirements. In addition, we have has not been advised by the Office of Thrift Supervision of any deficiencies in our allowance for loan losses or capital levels as a result of our subprime lending program.

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

Federal Home Loan Bank System

      We are a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Chicago, we are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of our unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of our borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2002, we were in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

Federal Reserve System

      Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2002, we were in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

      Waivers of Dividends by AJS Bancorp, MHC. Office of Thrift Supervision regulations require AJS Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from AJS Bancorp, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members;
(ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations.AJS Bancorp, MHC may waive dividends paid by AJS Bancorp, Inc. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by AJS Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event AJS Bancorp, MHC converts to stock form.

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

The USA PATRIOT Act

      In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

      o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

      o Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

      o Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

      o Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

      o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

      The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

Sarbanes-Oxley Act of 2002

     On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for audit partner rotation after a period of time. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. The Company's Chief Executive Officer, President, and Chief Financial Officer have signed certifications to this Form 10-KSB as required by Sarbanes-Oxley. In addition, under Sarbanes-Oxley, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer, or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

      Under Sarbanes-Oxley, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading the company's securities during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under Sarbanes-Oxley be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

      Sarbanes-Oxley also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under Sarbanes-Oxley, a company's registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. Sarbanes-Oxley also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. Sarbanes-Oxley requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

      Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Taxation

Federal Taxation

      For federal income tax purposes, AJS Bancorp, Inc. and A. J. Smith Federal files separate federal income tax returns on a calendar year basis using the accrual method of accounting.

      As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. However, transactions which would require recapture of the pre-1988 tax bad debt reserve include redemption of A. J. Smith Federal's stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes. At December 31, 2002, A. J. Smith Federal had approximately $2.4 million of pre-1988 bad debt reserves. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

                                                              MANAGEMENT

Executive Officers of AJS Bancorp, Inc.

           The following individuals hold the following executive officer positions of AJS Bancorp, Inc.

         Name                     Age               Position
         ----                     ---               --------

Thomas R. Butkus                  55                Chairman of the Board and
                                                      Chief Executive Officer

Lyn G. Rupich                     40                President

James J. Andretich                61                Executive Vice President

W. Anthony Kopp                   52                Senior Vice President

Pamela N. Favero                  39                Chief Financial Officer


ITEM 1.     AVAILABILITY OF ANNUAL REPORT ON FORM 10-KSB

      Our Annual Report on Form 10-KSB may be accessed on our website at www.ajsmithbank.com.

ITEM 2.     PROPERTIES

Properties

      At December 31, 2002, we conducted our business from our main office at 14757 South Cicero, Midlothian, Illinois, a branch office located at 8000 West 159th Street, Orland Park, Illinois and a branch office located at 11275 W. 143rd Street, Orland Park, Illinois. We own all of our branch locations. At December 31, 2002, the net book value of our office locations was $4.3 million.

ITEM 3.     LEGAL PROCEEDINGS

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. At December 31, 2002, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

            (a) The Company's Common Stock is quoted on the electronic bulletin board under the symbol "AJSB."

      The following table sets forth the range of the high and low bid prices of the Company's Common Stock for the prior five calendar quarters and is based upon information provided by Nasdaq. The Company has not paid any dividends since the completion of its initial public offering.

                                    Prices of Common Stock
                                      High          Low
                                     ------        -----
Calendar Quarter Ended (1)
December 31, 2001 ............        13.20        13.10
March 31, 2002 ...............        14.15        13.50
June 30, 2002 ................        15.35        14.00
September 30, 2002 ...........        15.00        14.05
December 31, 2002 ............        17.75        14.60

-------------------------
(1)   The Company's common stock began trading on December 27, 2001.

      (b)   As of December 31, 2002, the Company had 485 stockholders of record.

      (d)   None.

                             SELECTED FINANCIAL DATA

            The following tables set forth selected consolidated historical financial and other data of AJS Bancorp, Inc. and its predecessor A. J. Smith Federal Savings Bank for the periods and at the dates indicated. The information is derived in part from, and should be read together with, the Consolidated Financial Statements and Notes thereto of AJS Bancorp, Inc. contained elsewhere in this Annual Report.

                                                       At December 31,
                                            ------------------------------------
                                              2002          2001          2000
                                            --------      --------      --------
                                                       (In Thousands)
      Selected Financial Condition Data:
      Total assets .......................  $222,570      $219,780      $195,690
      Loans receivable, net ..............   136,134       128,505       107,769
      Mortgage-backed securities:
       Held to maturity ..................       269           369           472
      Available for sale .................    15,770         8,965        10,420
      Securities:
       Held to maturity ..................        91           559           319
      Available for sale .................    36,133        44,846        46,957
      Deposits ...........................   169,008       171,809       161,251
      Total borrowings ...................    16,000        13,000        12,000
      Equity .............................    33,646        31,248        19,215


                                                  Years Ended December 31,
                                            ------------------------------------
                                              2002          2001          2000
                                            --------      --------      --------
                                                       (In Thousands)
      Selected Operations Data:
      Total interest income ..............  $ 13,113      $ 13,645      $ 14,236
      Total interest expense .............     5,426         7,482         8,504
                                            --------      --------      --------
        Net interest income ..............     7,687         6,163         5,732
      Provision for loan losses ..........        20           413           300
                                            --------      --------      --------
      Net interest income after
        provision for loan losses ........     7,667         5,750         5,432
      Noninterest income .................     1,599         1,146         1,036
      Noninterest expense ................     5,855         5,401         4,463
                                            --------      --------      --------
      Income before taxes ................     3,411         1,495         2,005
      Income tax provision ...............     1,296           516           666
                                            --------      --------      --------
        Net income .......................  $  2,115      $    979      $  1,339
                                            ========      ========      ========
      Net income per share ...............  $    .90           N/A           N/A

      --------------
      N/A - Not applicable.

                                                   Years Ended December 31,
                                                2002         2001         2000
                                               ------       ------       ------
      Selected Financial Ratios and Other Data:

      Performance Ratios:
        Return on assets (ratio
          of net income to
          average total assets) ...........      0.98%        0.48%        0.69%
        Return on retained earnings
          (ratio of net income
          to average equity) ..............      6.50         4.80         7.39
        Interest rate spread information:
        Average during period .............      3.39         2.95         2.77
        Net interest margin (1) ...........      3.78         3.27         3.04
        Ratio of operating expense
          to average total assets .........      2.72         2.65         2.23
        Efficiency ratio (2) ..............     63.04        73.90        65.94
        Ratio of average interest-
          earning assets to average
          interest-bearing liabilities ....    114.49       107.96       105.84

      Asset Quality Ratios:
        Non-performing assets to total
          assets at end of period .........      0.49         0.79         0.77
        Allowance for loan losses to
          non-performing loans ............    197.91       159.15       197.66
        Allowance for loan losses to
          loans receivable, gross .........      1.51         1.91         2.15

      Capital Ratios:
        Retained earnings to total
          assets at end of period .........     15.12        14.22         9.82
        Average retained earnings to
          average assets (3) ..............     15.14        10.00         9.06

      Other Data:
        Number of full-service offices ....         3            2            2

      --------------------
      (1)   Net interest income divided by average interest earning assets.

      (2) Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income

      (3)   Excluding accumulated comprehensive income (loss).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Strategy

      Our business strategy is to operate as a well-capitalized, profitable, community-oriented savings bank dedicated to providing quality customer service. In the past, we implemented our business strategy by emphasizing the origination of one- to four-family loans and other loans secured by real estate. We will continue to be primarily a one- to four- family lender. Management, however, has determined to broaden the scope of our loan products and services to enhance profitability and reduce the risks inherent in our loan portfolio, consistent with safety and soundness. In this regard, we have determined to reduce our reliance on subprime lending and to expand our commercial business lending and business banking services. There can be no assurances that we will successfully implement our strategy.

      Highlights of our business strategy are as follows:

            o Continuing One- to Four-Family Residential Real Estate Lending. Historically, we have emphasized one- to four-family residential lending within our market area. As of December 31, 2002, $115.9 million, or 83.8%, of our total loan portfolio consisted of one- to four- family residential real estate loans. During the year ended December 31, 2002, we originated $42.6 million of one- to four-family residential real estate loans of which $1.1 million were subprime loans. We intend to continue to originate one- to four-family loans because of our expertise with this type of lending, although we expect to reduce our subprime lending.

            o Reducing Reliance on Subprime Loans. In 1994, we began originating "subprime" loans through mortgage brokers to borrowers with impaired credit histories. Since that time, a significant number of our one- to four-family loan originations have been subprime loans primarily because they offered higher yields than traditional one- to four-family mortgage loans. Consequently, at December 31, 1999, $54.9 million of our loans, comprising 49.1% of our total loans, consisted of loans categorized as subprime loans. Beginning in 2000, we determined to de-emphasize the origination of such loans, because they carry greater credit risk. At December 31, 2002, our subprime loans totaled $31.2 million, or 22.6% of total loans. While we still originate subprime loans, we intend to increase our originations of traditional one- to four-family loans and commercial business loans.

            o Commercial Business Lending. We intend to originate more commercial business loans to complement our one- to four-family residential real estate lending. These loans will most likely encumber business real estate whenever possible, however, we may use non-real estate based liens when necessary. Although commercial business loans were an insignificant component of our loan portfolio at December 31, 2002, we are committed to developing our commercial business lending and our commercial business banking services. We have added a senior commercial banking officer to our staff with extensive experience in originating and servicing commercial business loans. We may add one or more additional experienced commercial business lending personnel to our staff as circumstances warrant. We believe that expanding our commercial business lending will enable us to improve the yield on our loan portfolio and diversify our assets while continuing to meet the needs of our community.

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

            o Controlled Growth of Our Business. We intend to grow and expand our operations as market conditions warrant and consistent with our loan underwriting and capital criteria. In this regard, we are diversifying our lending operations by introducing commercial business lending, and we are marketing our deposit products to our commercial customers. In addition, we have built a new branch facility in Orland Park, Illinois, which opened in December 2002. Should market conditions be such that we feel the institution would benefit from an additional branch we may pursue the opening of a fourth branch facility. We believe these strategies will increase our presence in our market area.

Comparison of Financial Condition at December 31, 2002 and December 31, 2001

      Our total assets increased by $2.8 million, or 1.3%, to $222.6 million at December 31, 2002 from $219.8 million at December 31, 2001. Loans receivable increased $7.6 million or 5.9% to $136.1 at December 31,2002 from $128.5 million at December 31, 2001. Securities decreased $2.5 million or 4.6%, to $52.2 million at December 31, 2002 from $54.7 million at December 31, 2001. The increase in loans and decrease in securities represents the Bank's attempt to invest the cash received from maturing securities into higher yielding loans.

      Total deposits decreased $2.8 million or 1.6% to $169.0 million at December 31, 2002 from $171.8 million at December 31, 2001. While deposits were relatively stable, our transaction and savings deposits decreased to $74.7 million at December 31, 2002 from $81.0 million at December 31, 2001, largely due to the refund of excess stock subscription money that was on deposit as of December 31, 2001. Our certificate of deposit accounts increased to $94.3 million from $90.8 million at December 31, 2001.

      Federal Home Loan Bank advances increased to $16.0 million at December 31, 2002 from $13.0 million at December 31, 2001. The increase in FHLB advances was used to fund the purchase of mortgage backed securities that would allow us to enhance revenue by creating a positive spread between the yield on the securities and the cost of the advances.

      At December 31, 2002 the Company had non-performing assets of $1.1 million compared to $1.7 million as of December 31, 2001. The allowance for loan losses was $2.1 million at December 31, 2002, and $2.5 million at December 31, 2001. This represents a ratio of allowance for loan losses to gross loans receivable of 1.51% at December 31, 2002 and 1.91% at December 31, 2001. Sub-prime loan balances decreased $15.9 million to $31.2 million at December 31, 2002 from $47.1 million at December 31, 2001. The decrease in sub-prime loans reflects our decision to de-emphasize this type of lending.

      Total stockholders' equity increased to $33.6 million at December 31, 2002 from $31.2 million at December 31, 2001. The increase was primarily the result of the Company's net income of $2.1 million for the year ended December 31, 2002

Comparison of Financial Condition at December 31, 2001 and December 31, 2000

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

      Total deposits increased by $10.6 million, or 6.6%, to $171.8 million at December 31, 2001 from $161.3 million at December 31, 2000. While deposit levels were relatively stable, our transaction and savings deposits increased to $81.0 million from $65.3 million, while our certificate of deposit accounts decreased to $90.8 million from $95.9 million.

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

Comparison of Operating Results for the Years Ended December 31, 2002 and December 31, 2001

      General. Net income increased $1.1 million, or 116.0%, to $2.1 million for the year ended December 31, 2002 from $979,000 for the year ended December 31, 2001. The increase in net income resulted from a decrease in interest expense, a decrease in the provision for loan losses and an increase an noninterest income, partially offset by a decrease in interest income and an increase in noninterest expense.

      Interest Income. Total interest income declined to $13.1 million for the twelve months ended December 31, 2002 down $532,000 or 3.9% from $13.6 million for the same period in 2001. The decrease in interest income resulted primarily from decreases in income on securities and federal funds sold, offset by an increase in interest income on loans and interest bearing deposits.

      Interest income from loans increased $200,000 to $9.7 million for the year ended December 31, 2002 from $9.5 million for the year ended December 31, 2001. The increase in interest income from loans was due to increased loan balances as the average yield on loans fell to 7.29% for 2002 from 8.09% in 2001. This drop in yield was primarily due to overall declining interest rates in the marketplace.

      The gain in interest income from loans was more than offset by a decrease in securities income of $506,000 and a decrease in federal fund income of $302,000. These decreases were primarily due to lower interest rates earned on these assets due to a general decline in market interest rates, as well as shrinking balances in securities and federal funds as we reinvested our cash in higher earning loan products. Our yield was 5.72% on average securities balances of $51.0 million for December 31, 2002 whereas our yield was 6.18% on average securities balances of $55.4 million for December 31, 2001. Similarly, our yield was 1.74% on average federal fund balances of $3.5 million for December 31, 2002, whereas the yield was 4.76% on average federal fund balances of $7.6 million for December 31, 2001.

      Interest income from interest-bearing deposits increased $76,000, or 24.2%, to $390,000 for the year ended December 31, 2002 from $314,000 for the year ended December 31, 2001. The increase resulted from an increase in the average outstanding balance to $15.4 million from $7.4 million, while the average yield decreased to 2.5% from 4.2%, reflecting lower market interest rates in 2002.

      Interest Expense. Interest expense on deposits decreased by $2.1 million or 30.9% to $4.7 million for the year ended December 31, 2002 from $6.7 million for 2001. The decrease in our cost of deposits was due to the general decline in market interest rates and certificates of deposit maturing and renewing at lower rates during 2002. Average deposits increased to $163.9 million for the year ended December 31, 2002 from $162.3 million for 2001. Our average cost of deposits decreased to 2.84% from 4.14% for the respective periods. Interest expense on borrowings increased marginally to $775,000 for the twelve months ended December 31, 2002 from $756,000 for the same period during 2001. This was largely due to additional Federal Home Loan Bank borrowings.

      Net Interest Income. Net interest income increased by $1.5 million or 24.7% to $7.7 million for the twelve months ended December 31, 2002 from $6.2 million for the same period in 2001. Our net interest rate spread increased 44 basis points to 3.39% from 2.95%, while our net interest margin increased 51 basis points to 3.78% from 3.27%. The ratio of average interest-earning assets to average interest-bearing liabilities improved to 114.49% for the year ended December 31, 2002 from 107.96% for the same period in 2001.

      Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, we made provisions of $20,000 and $413,000 for the years ended December 31, 2002 and 2001, respectively. The provision decreased by $393,000 due to a decrease in nonperforming assets to $1.1 million at December 31, 2002, from $1.7 million at December 31, 2001. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. Originations of subprime loans during the year ended December 31, 2002 and 2001 were $1.1 million and $14.9 million, respectively. The allowance for loan losses was $2.1 million, or 1.51% of loans outstanding at December 31, 2002, as compared with $2.5 million, or 1.91%, of loans outstanding at December 31, 2001. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

      Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2002 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

      Noninterest Income. Noninterest income increased to $1.6 million for the year ended December 31, 2002 from $1.1 million for the comparable period in 2001. The $453,000 increase included higher insurance commissions of $73,000, an increase in correspondent fees of $290,000, and an increase in rental income of $40,000. These increases were partially offset by a decrease in service charge fees of $87,000 in 2002. Insurance commissions have been consistently rising over this twelve-month period due to greater sales of insurance products. Correspondent fee income has increased due to the addition of our new correspondent lending department, which started at the beginning of this year. The increase in rental income occurred due to a loan on an apartment building defaulting and the resulting repossession and collection of rents that subsequently took place until we found a buyer for the property.

      Noninterest Expense. Noninterest expense increased $454,000 to $5.9 million for the year ended December 31, 2002 from $5.4 million in 2001. Salaries and benefit expense accounted for $319,000 of this increase, occupancy costs increased $32,000, advertising and promotion expense increased $52,000, data processing costs increased $26,000, other noninterest expenses increased $195,000, while the amortization of mortgage servicing rights decreased $170,000.

      Salaries and employee benefits represented 56.0% and 54.8% of total noninterest expense for the years ended December 31, 2002 and 2001. The increase in salaries and benefits is a result of normal salary increases, an increase in costs associated with the ESOP, greater insurance costs, and additional staffing for our new branch facility.

      Occupancy costs increased mostly due to increased real estate tax expense when compared with the previous year. We received a refund of $70,000 in real estate taxes in the fourth quarter of 2001. The $70,000 refund reduced occupancy costs for the year 2001. Additionally, real estate tax expense increased due to the purchase of our new branch office in Orland Park. We expect our real estate taxes to increase in the future as this new property moves into the "fully improved" category. Offsetting the increase in real estate taxes is a $33,000 decrease in depreciation costs. Our depreciation costs declined due to a group of our assets reaching fully depreciated status in 2002.

      Advertising costs increased due to the promotion of our new branch facility. Data processing costs and other noninterest expense increased partly as a result of normal annual increases and partially due to the addition of our new branch.

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

      Other noninterest expense increased $195,000, or 22.5%, to $1.1 million for the year ended December 31, 2002 from $868,000 during the same period in 2001. This increase reflects higher costs of $75,000 associated with becoming a public company, a portion of which was due to filing and printing costs, an increase in loan expenses of $36,000, an increase of $25,000 in postage which primarily occurred due to the increased mail solicitations our correspondent lending department engaged in during the year, and an increase in our legal expense during the year of $24,000.

      Provision for Income Taxes. The provision for income taxes increased to $1.3 million, or 38.0%, of income before income taxes for the year ended December 31, 2002 from $516,000, or 34.5% of income before taxes, for the year ended December 31, 2001.

Comparison of Operating Results for the Years Ended December 31, 2001 and December 31, 2000

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

Average Balance Sheets

      The following tables present for the periods indicated the total dollar amount of interest income on average interest-earning assets and the resultant yields, the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, as well as yields and costs at December 31, 2002. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.


                                                       At December 31, 2002
                                                    ------------------------
                                                     Actual           Yield/
                                                     Balance          Rate(1)
                                                    --------          ------
Interest-earning assets:
  Loans receivable (1) ...................          $138,223            6.61%
  Securities .............................            50,604            5.34
  Interest-bearing deposits and other ....            14,431            2.57
  Federal funds ..........................             6,000            1.06
                                                    --------          ------
    Total interest-earning assets ........          $209,258            5.87
                                                    ========          ------

Interest-bearing liabilities:
  Passbook savings .......................          $ 44,328            1.29
  NOW accounts ...........................            19,322            0.42
  Checking accounts ......................             3,309              --
  Money market accounts ..................             7,720            1.08
  Time deposits ..........................            94,329            3.78
                                                    --------          ------
    Total deposits .......................           169,008            2.54
  FHLB advances ..........................            16,000            4.91
                                                    --------
    Total interest-bearing liabilities ...          $185,008            2.75
                                                    ========          ------

Net interest income ......................             7,687
Net interest rate spread .................                              3.12%
                                                                      ======
Net earning assets .......................          $ 24,250
                                                    ========
Average interest-earning assets to
  average interest-liabilities ...........                            113.10%
                                                                      ======
---------------------
(1)   Yield at December 31, 2002 excludes loan fees.

Average Balance Sheets

                                                                         Years Ended December 31,
                                           -----------------------------------------------------------------------------------
                                                            2002                                             2001
                                           -------------------------------------         -------------------------------------
                                            Average        Interest                       Average        Interest
                                          Outstanding       Earned/       Yield/        Outstanding       Earned/       Yield/
                                            Balance          Paid          Rate           Balance          Paid          Rate
                                           --------        -------        ------         --------        -------        ------
                                                                              (In Thousands)
Interest-earning assets:
    Loans receivable ..............        $133,745        $ 9,745          7.29%        $118,028        $ 9,545          8.09%
    Securities ....................          51,022          2,917          5.72           55,357          3,423          6.18
    Interest-bearing deposits
      and other ...................          15,358            390          2.54            7,419            314          4.23
    Federal funds .................           3,500             61          1.74            7,625            363          4.76
                                           --------        -------        ------         --------        -------        ------
        Total interest-earning
          assets ..................        $203,625         13,113          6.44         $188,429         13,645          7.24
                                           ========        -------        ------         ========        -------        ------

Interest-bearing liabilities:
    Passbook savings ..............        $ 42,996            652          1.52         $ 38,299          1,027          2.68
    NOW accounts ..................          21,146             91          0.43           20,519            150          0.73
    Money market accounts .........           8,483            137          1.61            9,840            317          3.22
    Time deposits .................          91,228          3,771          4.13           93,716          5,232          5.58
                                           --------        -------        ------         --------        -------        ------
        Total deposits ............         163,853          4,651          2.84          162,374          6,726          4.14
    FHLB advances .................          14,000            775          5.54           12,167            756          6.21
                                           --------        -------        ------         --------        -------        ------
        Total interest-bearing
          liabilities .............        $177,853          5,426          3.05         $174,541          7,482          4.29
                                           ========        -------        ------         ========        -------        ------

Net interest income ...............                        $ 7,687                                       $ 6,163
Net interest rate spread ..........                                         3.39%                                         2.95%
                                                                          ======                                        ======
Net earning assets ................        $ 25,772                                      $ 13,888
Net yield on average interest-
  earning assets ..................                                         3.78%                                         3.27%
                                                                          ======                                        ======
Average interest-earning assets
  to average interest-bearing
  liabilities .....................                         114.49%                                       107.96%
                                                            ======                                        ======


                                                  Years Ended December 31,
                                           -------------------------------------
                                                            2000
                                           -------------------------------------
                                            Average        Interest
                                          Outstanding       Earned/       Yield/
                                            Balance          Paid          Rate
                                           --------        -------        ------
                                                       (In Thousands)

    Loans receivable ..............        $107,950        $ 9,207          8.53%
    Securities ....................          57,540          3,521          6.12
    Interest-bearing deposits
      and other ...................           9,448            654          6.92
    Federal funds .................          13,500            854          6.33
                                           --------        -------        ------
        Total interest-earning
          assets ..................        $188,438         14,236          7.55
                                           ========        -------        ------

Interest-bearing liabilities:
    Passbook savings ..............        $ 36,894          1,061          2.88
    NOW accounts ..................          18,720            145          0.77
    Money market accounts .........           9,171            388          4.23
    Time deposits .................          99,510          6,042          6.07
                                           --------        -------        ------
        Total deposits ............         164,295          7,636          4.65
    FHLB advances .................          13,750            868          6.31
                                           --------        -------        ------
        Total interest-bearing
          liabilities .............        $178,045          8,504          4.78
                                           ========        -------        ------

Net interest income ...............                        $ 5,732
Net interest rate spread ..........                                         2.77%
                                                                           ======
Net earning assets ................        $ 10,393
Net yield on average interest-
  earning assets ..................                                         3.04%
                                                                           ======
Average interest-earning assets
  to average interest-bearing
  liabilities .....................                         105.84%
                                                            ======

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

                                                                                Years Ended December 31,
                                                     -----------------------------------------------------------------------------
                                                                 2002 vs. 2001                             2001 vs. 2000
                                                     -----------------------------------       -----------------------------------
                                                      Increase/(Decrease)                       Increase/(Decrease)
                                                            Due to               Total                Due to               Total
                                                     ---------------------      Increase       -----------------------    Increase
                                                     Volume         Rate       (Decrease)      Volume         Rate       (Decrease)
                                                     -------       -------       -------       -------       -------       -------
                                                                                                     (In thousands)
Interest-earning assets
    Loans receivable ..........................      $ 1,199       $  (999)      $   200       $   831       $  (493)      $   338
    Securities ................................         (258)         (248)         (506)         (135)           37           (98)
    Interest-bearing deposits and other .......          238          (162)           76          (121)         (219)         (340)
    Federal funds .............................         (139)         (163)         (302)         (313)         (178)         (491)
                                                     -------       -------       -------       -------       -------       -------
        Total interest-earning assets .........      $ 1,040       $(1,572)      $  (532)          262          (853)         (591)
                                                     =======       =======       =======       =======       =======       =======

Interest-bearing liabilities
    Transaction and savings deposits ..........           79          (693)         (614)           79          (179)         (100)
    Certificate accounts ......................         (139)       (1,322)       (1,461)         (340)         (470)         (810)
    Borrowings ................................          114           (95)           19           (99)          (13)         (112)
                                                     -------       -------       -------       -------       -------       -------
        Total interest-bearing liabilities ....      $    54       $(2,110)      $(2,056)         (360)         (662)       (1,022)
                                                     =======       =======       =======       =======       =======       =======

Net interest income ...........................      $   986       $   538       $ 1,524       $   622       $  (191)      $   431

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

      The table below sets forth, as of September 30, 2002 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.

                                                       Net Portfolio Value as
                                                       a % of Present Value of
                         Net Portfolio Value            Assets/Liabilities
  Change in      ---------------------------------     -----------------------
Interest Rates   Estimated   Amount of
(Basis Points)      NPV       Change       Percent     NPV Ratio      Change(1)
--------------   ---------   ---------     -------     ---------      --------
                             (Dollars in Thousands)

     +300        $30,866      $(4,597)        13%         13.66%         (141)
     +200         33,038       (2,444)        (7)         14.38           (69)
     +100         34,609         (873)        (2)         14.86           (21)
        0         35,482           --         --          15.07            --
     -100         35,048         (434)        (1)         14.80           (27)

(1)   Expressed in basis points.

      The table above indicates that at September 30, 2002, in the event of a 100 basis point decrease in interest rates, we would experience a 1% decrease in net portfolio value. In the event of a 100 basis point increase in interest rates, we would experience a 2% decrease in net portfolio value.

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

Liquidity and Capital Resources

      We maintain liquid assets at levels we consider adequate to meet our liquidity needs. Our liquidity ratio averaged 28.7% and 31.9% for the years ended December 31, 2002 and 2001. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

      Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning investments and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the Federal Home Loan Bank of Chicago amounted to $10.0 million at December 31, 2002 and $8.0 million at December 31, 2001. For additional information about cash flows from our operating, financing, and investing activities, see Consolidated Statements of Cash Flows included in the financial statements.

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

      Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago which provide an additional source of funds. At December 31, 2002, we had $16.0 million in advances from the Federal Home Loan Bank of Chicago. Of this amount, $2.0 million is due within one year, $6.0 million is due between one and three years, $3.0 million is due between four and five years and $5.0 million is due after five years.

      At December 31, 2002, we had outstanding commitments of $10.5 million to originate loans. This amount does not include the unfunded portion of loans in process. At December 31, 2002, certificates of deposit scheduled to mature in less than one year totaled $49.2 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits may be significantly higher upon renewal in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities.

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

[ITEM 6A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See ITEM 5 "Management's Discussion and Analysis of Financial Consolidation and Results of Operations--Management of Market Risk."

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements identified in Item 13(a)(1) hereof are incorporated by reference hereunder.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning Directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors." In addition, see "Executive Officers of the Company" in Item 1 for information concerning the Company's executive officers.

ITEM 10.    EXECUTIVE COMPENSATION

      Information concerning executive compensation is incorporated herein by reference from the Company's Proxy Statement, specifically the section captioned "Executive Compensation."

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information concerning security ownership of certain owners and management is incorporated herein by reference from the Company's Proxy Statement, specifically the section captioned "Voting Securities and Principal Holder Thereof."

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information concerning relationships and transactions is incorporated herein by reference from the Company's Proxy Statement, specifically the section captioned "Transactions with Certain Related Persons."

                                     PART IV

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows:

     (a)(1) Financial Statements

            o     Report of Independent Auditors

            o Consolidated Statements of Financial Condition at December 31, 2002 and 2001

            o Consolidated Statements of Income for the Years Ended December 31, 2002 and 2001

            o Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002 and 2001

            o Consolidated Statements of Cash Flows for the Years Ended Years Ended December 31, 2002 and 2001

            o     Notes to Consolidated Financial Statements.

     (a)(2) Financial Statement Schedules

            No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

     (a)(3) Exhibits

            13    Financial Statements

            21    Subsidiaries of the Registrant

            99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K

      None.

      (c)   The exhibits listed under (a)(3) above are filed herewith.

      (d)   Not applicable.

ITEM 14.     CONTROLS AND PROCEDURES

      (a)   Evaluation of disclosure controls and procedures.

      Under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

      (b)   Changes in internal controls.

      There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            ---------------------------------------------------------

      I, Thomas R. Butkus, Chairman of the Board and Chief Executive Officer, certify that:

1.    I have reviewed this annual report on Form 10-KSB of AJS Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 24, 2003                 /s/ Thomas R. Butkus
-----------------------        -------------------------------------------------
Date                           Thomas R. Butkus
                               Chairman of the Board and Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            ---------------------------------------------------------

      I, Lyn G. Rupich, President, certify that:

1.    I have reviewed this annual report on Form 10-KSB of AJS Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 24, 2003                 /s/ Lyn G. Rupich
-----------------------        -------------------------------------------------
Date                           Lyn G. Rupich
                               President