Form 10-Q
period 2003-03-31
AJS BANCORP INC
filed 2003-05-15
CIK 1144515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                        Commission file number 000-33405

                                AJS BANCORP, INC.
              (Exact name of registrants specified in its charter)

Federal                                                   36-4485429
(State of incorporation)                       (IRS Employer Identification No.)



               14757 S. Cicero Avenue, Midlothian, Illinois 60445
                    (Address of Principal Executive Offices)


                                 (708) 687-7400
                (Issuer's telephone number, including area code)



Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

As of April 30, 2003 the Registrant had outstanding 2,385,550 shares of common stock.

                                AJS BANCORP, INC.

                           Form 10-Q Quarterly Report


                                      Index

                                                                                    Page
PART I - Financial Information                                                      ----

     Item 1.    Financial Statements                                                  1
     Item 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                               6
     Item 3.    Quantitative and Qualitative Disclosures About Market Risk            9
     Item 4.    Controls and Procedures                                              10

PART II - Other Information

     Item 1.    Legal Proceedings                                                    11
     Item 2.    Changes in Securities                                                11
     Item 3.    Defaults Upon Senior Securities                                      11
     Item 4.    Submission of Matters to a Vote of Securities Holders                11
     Item 5.    Other Information                                                    11
     Item 6.    Exhibits and Reports on Form 8-K                                     11


SIGNATURES                                                                           12


ITEM 1.  FINANCIAL STATEMENTS

AJS Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands of dollars, except share data)
(unaudited)

                                                                             March 31,     December 31,
                                                                               2003            2002
                                                                               ----            ----
ASSETS
Cash and cash equivalents
     Cash and due from banks (interest-bearing:  2003 -
       $9,454; 2002 - $9,955)                                              $     10,968    $     16,896
     Federal funds sold                                                          19,000           6,000
                                                                           ------------    ------------
         Total cash and cash equivalents                                         29,968          22,896

Securities available-for-sale                                                    53,807          51,903
Securities held-to-maturity (fair value: 2003 -
  $350; 2002 - $307)                                                                342             360
Loans, net                                                                      141,435         136,134
Federal Home Loan Bank stock, at cost                                             7,101           4,477
Premises and equipment                                                            4,875           4,595
Accrued interest receivable and other assets                                      1,786           2,205
                                                                           ------------    ------------

     Total assets                                                          $    239,314    $    222,570
                                                                           ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits $                                                                 182,870    $    169,008
     Federal Home Loan Bank advances                                             19,000          16,000
     Advance payments by borrowers for taxes and insurance                        1,148           1,459
     Accrued interest payable and other liabilities                               2,440           2,457
                                                                           ------------    ------------
         Total liabilities                                                      205,458         188,924

Stockholders' equity
     Preferred stock, $.01 par value, 20,000,000 shares authorized                    -               -
     Common stock, $.01 par value, 50,000,000 authorized;
         2,406,950 shares issued                                                     24              24
     Treasury Stock (2003 - 8,400 shares)                                          (150)              -
     Additional paid in capital                                                  11,346          11,308
     Unearned ESOP shares                                                          (519)           (566)
     Retained earnings                                                           22,334          21,864
     Accumulated other comprehensive income                                         821           1,016
                                                                           ------------    ------------
         Total stockholders' equity                                              33,856          33,646
                                                                           ------------    ------------

              Total liabilities and stockholders' equity                   $    239,314    $    222,570
                                                                           ============    ============


                 See notes to consolidated financial statements

AJS Bancorp, Inc.
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

                                                                                   Three Months
                                                                                   Ended March 31,
                                                                                   ---------------
                                                                               2003              2002
                                                                               ----              ----

Interest and dividend income
    Loans                                                                  $    2,354        $    2,485
    Securities                                                                    680               750
    Interest-bearing deposits and other                                            83                78
    Federal funds sold                                                             36                25
                                                                           ----------        ----------
       Total interest income                                                    3,153             3,338

Interest expense
    Deposits                                                                    1,079             1,216
    Federal Home Loan Bank
       Advances and other                                                         209               189
                                                                           ----------        ----------
          Total interest expense                                                1,288             1,405
                                                                           ----------        ----------

Net interest income                                                             1,865             1,933
Provision for loan losses                                                           -                20
                                                                           ----------        ----------

Net interest income after provision for loan losses                             1,865             1,913

Noninterest income
    Service fees                                                                  123               131
    Insurance commissions                                                          89               107
    Other                                                                          74               154
                                                                           ----------        ----------
       Total noninterest income                                                   286               392

Noninterest expense
    Compensation and employee benefits                                            781               789
    Occupancy expense                                                             224               217
    Data processing expense                                                        80               110
    Advertising and promotion                                                      67                57
    Other                                                                         264               252
                                                                           ----------        ----------
       Total noninterest expense                                                1,416             1,425
                                                                           ----------        ----------

Income before income taxes                                                        735               880

Income taxes                                                                      265               309
                                                                           ----------        ----------

Net income                                                                 $      470        $      571
                                                                           ==========        ==========

Earnings per share
    Basic and diluted                                                      $      .20        $      .25
Weighted average shares                                                     2,350,597         2,333,827
                                                                          ------------       ----------

Comprehensive income                                                       $      275        $      237
                                                                          ============       ==========

AJS Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                       ---------
                                                                                 2003            2002
                                                                                 ----            ----

Cash flows from operating activities
    Net income                                                              $       470     $       571
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation                                                                  75             112
       Provision for loan losses                                                      -              20
       Premium amortization, net                                                      -             (19)
       ESOP compensation expense                                                     85              65
       Loss on disposal of equipment                                                  -               1
       Federal Home Loan Bank stock dividends                                      (124)            (19)
       Gain on Sale of loans held for sale                                          (23)              -
       Gain on sale of other real estate                                             (3)             (1)
       Changes in
          Loans held for sale                                                      (275)              -
          Accrued interest receivable and other assets                              530              47
          Accrued interest payable and other liabilities                            (16)            228
                                                                            ------------    -----------
              Net cash from operating activities                                    719           1,005

Cash flows from investing activities
    Securities available-for-sale
       Purchases                                                                 (7,184)              -
       Maturities and principal payments                                          4,961           4,559
    Securities held-to-maturity
       Maturities and principal payments                                             18             379
    Maturities of certificates of deposit                                             -           1,000
    Loan originations, net                                                       (4,991)         (1,409)
    Proceeds from sale of other real estate                                           3             104
    Purchase of equipment                                                          (355)           (805)
    Purchase of Federal Home Loan Bank stock                                     (2,500)         (2,000)
                                                                            -----------     ------------
       Net cash from investing activities                                       (10,048)          1,828

Cash from financing activities
    Net change in deposits                                                       13,862         (11,586)
    Net change in Federal Home Loan Bank advances                                 3,000          (1,000)
    Purchase of Treasury stock                                                     (150)              -
    Net change in advance payments by borrowers for taxes and insurance            (311)           (311)
                                                                            -----------     -----------
       Net cash from financing activities                                        16,401         (12,897)
                                                                            -----------     -----------

Net change in cash and cash equivalents                                           7,072         (10,064)

Cash and cash equivalents at beginning of period                                 22,896          29,009
                                                                            -----------     -----------

Cash and cash equivalents at end of period                                  $    29,968     $    18,945
                                                                            ===========     ===========


                See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Three months ended March 31, 2003
(in thousands of dollars)
(unaudited)


                                                                                             Additional        Unearned
                                                               Common       Treasury          Paid-in           ESOP
                                                                Stock         Stock           Capital           Shares
                                                                -----       -------           ------           --------

Balance at December 31, 2001                               $        24     $        -       $    11,220      $      (755)

ESOP shares earned                                                   -              -                18               47
Comprehensive income
    Net income                                                       -              -                 -                -
    Change in unrealized gain on securities                          -
      available-for-sale, net of taxes                               -              -                 -                -

       Total comprehensive income                          ________                                   -                -
                                                                           ----------       -----------      -----------

Balance at March 31, 2002                                  $        24     $        -       $    11,238      $      (708)
                                                           ===========     ==========       ===========      ===========



                                                                          Accumulated
                                                                              Other            Total
                                                                             Compre-          Stock-
                                                             Retained        hensive          holders'
                                                             Earnings    Income (Loss)        Equity
                                                             --------    -------------        ------


Balance at December 31, 2001                               $    19,749       $   1,010      $   31,248

ESOP shares earned                                                   -              -                65
Comprehensive income
    Net income                                                     571              -               571
    Change in unrealized gain on securities
      available-for-sale, net of taxes                               -           (334)             (334)
                                                                                            -----------
       Total comprehensive income                                    -              -               237
                                                           -----------       ---------      ------------
Balance at March 31, 2002                                  $    20,320        $   676       $    31,550
                                                           ===========       =========      ===========












                                                                                            Additional         Unearned
                                                              Common        Treasury          Paid-in            ESOP
                                                              Stock           Stock           Capital           Shares
                                                              -----           -----           -------           ------

Balance at December 31, 2002                               $        24     $        0       $    11,308      $      (566)

Treasury stock (8,400 shares)                                                    (150)
ESOP shares earned                                                   -              -                38               47
Comprehensive income                                                 -
    Net income                                                       -              -                 -                -
    Change in unrealized gain on securities                          -
      available-for-sale, net of taxes                               -              -                 -                -

       Total comprehensive income                                                   -                 -                -
                                                                           ----------       -----------      -----------

Balance at March 31, 2003                                  $        24     $     (150)      $    11,346      $      (519)
                                                           ===========     ==========       ===========      ===========





                                                                             Compre-          Stock-
                                                             Retained        hensive          holders'
                                                             Earnings     Income (Loss)       Equity
                                                             --------     -------------       ------

Balance at December 31, 2002                               $    21,864      $   1,016       $    33,646

Treasury stock (8,400 shares)                                                                      (150)
ESOP shares earned                                                   -              -                85
Comprehensive income
    Net income                                                     470              -               470
    Change in unrealized gain on securities
      available-for-sale, net of taxes                               -           (195)             (195)
                                                                                            -----------
       Total comprehensive income                                    -              -               275
                                                           -----------      ---------       -----------

Balance at March 31, 2003                                  $    22,334        $   821       $    33,856
                                                           ===========     ==========       ===========


                 See notes to consolidated financial statements

                                AJS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003



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

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the Company's Annual Report on Form 10-K. The December 31, 2002 balance sheet presented herein has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2003. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.


Note 2 - Employee Stock Ownership Plan

As part of the reorganization to a mutual holding company, the Bank established an employee stock ownership plan (ESOP) for the benefit of substantially all employees. The ESOP borrowed $944,000 from the Company and used those funds to acquire 94,352 shares of the Company's stock at $10 per share.

Shares issued to the ESOP are allocated to ESOP participants based on principal and interest repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on the ESOP's assets. Principal payments are scheduled to occur over a ten-year period. However, in the event the Company's contributions exceed the minimum debt service requirements, additional principal payments will be made.


Note 3 - Earnings Per Share

Amounts reported as earnings per share of common stock reflect earnings available to stockholders for the period divided by the weighted average number of common shares outstanding during the period. Basic and diluted earnings were $0.20 per share and $0.25 per share for the quarters ended March 31, 2003 and 2002, respectively.

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

The following discussion compares the financial condition of AJS Bancorp, Inc. ("the Company") at March 31, 2003 to its financial condition at December 31, 2002 and the results of operations for the three-month periods ended March 31, 2003 to the same period in 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at March 31, 2003 were $239.3 million compared to $222.6 million at December 31, 2002, an increase of $16.7 million, or 7.5%. The increase in total assets primarily reflects increases in cash and cash equivalents, securities available-for-sale, and loans. Cash and cash equivalents increased 30.9% to $30.0 million at March 31, 2003 due to the increase in federal funds sold of $13.0 million to $19.0 million at March 31, 2003, while cash and due from banks decreased $5.9 million to $11.0 million at March 31, 2003 from $16.9 million at December 31, 2002. The increase in federal funds sold and corresponding decrease in cash and due from banks was partially due to the Bank investing the cash into a slightly higher yielding investment. Securities increased by $1.9 million, or 3.6%, to $54.1 million at March 31, 2003 from $52.2 million at December 31, 2002. The increase in securities occurred due to an arrangement whereby the Bank purchased $5.0 million in mortgage-backed securities partially funded by Federal Home Loan Bank advances. The mortgage-backed securities purchase represents the Bank's attempt to lock in a spread between the interest earned on the asset and the lower interest paid on the advances. Loans receivable increased $5.3 million or 4.0% to $141.4 million at March 31, 2003 from $136.1 million at December 31, 2002. Loan volume increased due to higher demand caused mostly by customers refinancing their mortgage in the historically low interest rate environment.

The allowance for loan losses was $2.0 million at March 31, 2003 and $2.1 million at December 31, 2002. This represents a ratio of allowance for loan losses to gross loans receivable of 1.43% at March 31, 2003 compared to 1.51% at December 31, 2002. The Company had non-performing assets of $1.1 million as of March 31, 2003 and December 31, 2002.

Total liabilities at March 31, 2003 were $205.5 million compared to $188.9 million at December 31, 2002, an increase of $16.5 million, primarily due to an increase in deposits and Federal Home Loan Bank advances. Total deposits increased $13.9 million or 8.2% to $182.9 million at March 31, 2003 from $169.0 million at December 31, 2002. This increase was largely due to the marketing efforts associated with the opening of our new branch facility in Orland Park, Illinois. This full service facility opened in December 2002. Federal Home Loan Bank advances increased to $19.0 million at March 31, 2003 from $16.0 million at December 31, 2002. These fixed rate borrowings were used to fund the purchase of mortgage-backed securities.

Total stockholders' equity increased to $33.9 million at March 31, 2003 from $33.6 million at December 31, 2002. The increase in stockholders' equity was primarily due to net income of $470,000 partially offset by a decrease in the fair value of securities available-for-sale, net of tax, of $195,000 and the purchase of $150,000 in treasury stock.

RESULTS OF  OPERATIONS  FOR THE THREE  MONTHS ENDED MARCH 31, 2003 AND MARCH 31,
2002

Net income decreased $101,000 to $470,000 for the quarter ended March 31, 2003 compared to the same period in 2002. The return on average assets decreased to ..79% from 1.10% in the prior period. The decrease in net income resulted from decreases in net interest income and non-interest income during the comparative periods.

Total interest income decreased by $185,000 or 5.5% to $3.2 million for the quarter ended March 31, 2003 from $3.3 million for the same quarter in 2002. The decline in interest income was primarily a result of lower interest rates earned on interest earning assets due to the continued general decline in market interest rates. Average interest earning assets totaled $224.4 million and $196.6 million during the comparative quarters ended March 31, 2003 and 2002 while the average yield decrease significantly to 5.62% and 6.79%, respectively.

Total interest expense decreased $117,000 or 8.3% to $1.3 million for the quarter ended March 31, 2003 from $1.4 million for the same quarter in 2002. This was due to the decrease in interest expense on deposits of $137,000 or 11.3% to $1.1 million for the quarter ended March 31, 2003 from $1.2 million for the same quarter in 2002. The decrease in the cost of our deposits was primarily due to the general decline in market interest rates and certificates of deposit maturing and renewing at lower rates. The average cost of deposits at March 31, 2003 was 2.39% as compared to 2.98% at March 31, 2002. Interest expense on borrowings increased marginally to $209,000 for the quarter ended March 31, 2003 from $189,000 for the same period during 2002. This was largely due to an increase in the average balance of Federal Home Loan Bank (FHLB) borrowings offset in part by a decrease in the cost of the advances. The average rate on FHLB borrowings was 4.40% for the three months ended March 31, 2003 compared to 6.10% for the quarter ended March 31, 2002.

Net interest income decreased by $68,000 or 3.5% to $1.9 million for the quarter ended March 31, 2003. Our net interest rate spread decreased 55 basis points to 3.04% for the quarter ended March 31, 2003 from 3.59% for the same quarter in 2002, while our net interest margin decreased 61 basis points to 3.32% from 3.93%, as our assets repriced more rapidly than our liabilities. This was mitigated to some degree by an improvement in the ratio of average interest-earning assets to average interest-bearing liabilities to 112.41% for the three months ended March 31, 2003 from 112.01% for the same period in 2002.

Due to the overall improvements in the quality of our loan portfolio there was no provision for loan losses for the quarter ended March 31, 2003, compared to a provision of $20,000 for the same period in 2002. The loan provision made for the three months ended March 31, 2002 was based on concerns regarding losses inherent in our subprime loan portfolio. The subprime loan portfolio has decreased $2.6 million to $28.7 million at March 31, 2003 from $31.2 million at December 31, 2002. Non-performing assets as a percentage of total assets was 0.46% at March 31, 2003 and 0.68% at March 31, 2002. The allowance to non-performing loans was 183.75% and 175.03% at March 31, 2003 and 2002, respectively.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2003 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest income decreased $106,000 to $286,000 for the quarter ended March 31, 2003 from $392,000 for the comparable quarter in 2002. The decrease in noninterest income was the result of an $18,000 decrease in insurance commissions to $89,000 and an $80,000 decrease in other noninterest income for the quarter ended March 31, 2003. Other non-interest income decreased primarily due to a decrease of $79,000 in correspondent fees and a decrease in rental income of $25,000, partially offset by an increase in the gain on the sale of mortgage loans of $23,000 for the quarter ended March 31, 2003. The decrease in correspondent fee income was the result of the Bank's decision to cut back the staffing in the correspondent department, which resulted in a decrease in loan volume and related income. The gain on the sale of loans designated for sale was a result of our entry into the secondary mortgage loan market as we sought to insulate ourselves from interest rate risk by selling designated longer term fixed rate mortgage loans. This type of activity may continue in the future, but it is not an integral part of our business at this time.

Noninterest expense remained stable at $1.4 million for the quarters ended March 31, 2003 and 2002. Although the overall noninterest expense remained stable, compensation and employee benefit expense decreased $8,000 and data processing costs decreased $30,000. These decreases were partially offset by an increase in occupancy costs of $7,000, an increase in advertising and promotion costs of $10,000 and an increase in other non-interest expense of $12,000. Data processing expense decreased during the first quarter of 2003 due to the renegotiation of our contract with our service provider. The increase in advertising and promotion costs occurred due to the extra costs associated with the promotion of the opening of our new branch facility in Orland Park, Illinois. This full service branch opened in December of 2002.

Our federal and state taxes decreased $44,000 to $265,000 for the quarter ended March 31, 2003 from $309,000 in the same period of 2002. This is primarily the result of lower pre-tax income for the quarter ended 2003.

LIQUIDITY

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Bank invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At March 31, 2003, cash and cash equivalents totaled $30.0 million. At March 31, 2003, the Bank had commitments to fund loans of $17.0 million. At March 31, 2003, certificates of deposit represented 58.0% of total deposits. The Bank expects to retain these deposit accounts. In addition, the Bank could borrow up to $45.1 million from the Federal Home Loan Bank without providing additional collateral. The Bank considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of March 31, 2003:




                                         ACTUAL                  REQUIRED                 EXCESS
                                         ------                 --------                  ------
(Dollars in thousands)                   AMOUNT       %          AMOUNT       %           AMOUNT         %
                                         ------       -          ------       -           ------         -

Core capital
  (to adjusted total assets)            $27,600     11.6%     $   9,500      4.0%     $    18,100       7.6%
Risk-based capital
  to (risk-weighted assets)              29,100     23.7          9,800      8.0           19,300      15.7

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUALITATIVE ASPECTS OF MARKET RISK

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

The table below sets forth, as of December 31, 2002 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. The company expects the March 31, 2003 Net Portfolio Value to be similar to the December 31, 2002 table shown below:


    Change in                                                                             NPV as % of
 Interest Rates                                                                    Portfolio Value of Assets
                                                                                   -------------------------
 in Basis Points                      Net Portfolio Value                         NPV              Basis Point
                                      -------------------
  (Rate Shock)            Amount           $ Change           % Change           Ratio               Change
--------------            ------           --------           --------           -----               ------
                                    (Dollars in thousands)

       300            $ 30,321               -4,610               -13%          13.50%               -140bp
       200               32,446              -2,485                -7           14.20                 -70bp
       100               34,070                -861                -2           14.70                 -20bp
    Static               34,931                                                 14.90                    bp
      -100               34,129                -802                -2           14.49                 -42bp
      -200                  N/A                 N/A               N/A             N/A                   N/A
      -300                  N/A                 N/A               N/A             N/A                   N/A

The table above indicates that at December 31, 2002, in the event of a 200 basis point increase in interest rates, we would experience a 7% decrease in net portfolio value. All model outputs associated with the -300 and -200 bp scenarios are not applicable because of the abnormally low prevailing interest rate environment.

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

ITEM 4. CONTORLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of May 1, 2003 (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

     (b) Changes in internal controls. There were no significant changes made in our internal control during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                  None

ITEM 5.  OTHER INFORMATION.

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits

                  None.

               (b)  Reports on Form 8-K.
                         The  Company  announced  its March 31,  2003  financial
                    results by release. The press release was included as an exhibit and filed on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AJS BANCORP, INC.

Date: 5/10/03                  /s/ Thomas R. Butkus
                               -------------------------------------------------
                               Thomas R. Butkus
                               Chief Executive Officer and Chairman of the Board


Date:  5/10/03                 /s/ Lyn G. Rupich
                               -------------------------------------------------
                               Lyn G. Rupich
                               President

                    Certification of Chief Executive Officer

I, Thomas R. Butkus, Chief Executive Officer and Chairman of the Board, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of AJS Bancorp, Inc;

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


Date: 5/14/03                                            /s/ Thomas R. Butkus
                                                         -----------------------
                                                         Chief Executive Officer

                           Certification of President

I, Lyn G. Rupich, President and Chief Operating Officer, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of AJS Bancorp;

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

     Date: 5/14/03                         /s/ Lyn G. Rupich
                                           -------------------------------------
                                           President and Chief Operating Officer

                    Certification of Chief Financial Officer


I, Pamela N. Favero, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AJS Bancorp, Inc.;

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


Date: 5/14/03                                            /s/ Pamela N. Favero
                                                         -----------------------
                                                         Chief Financial Officer