Form 10-Q
period 2003-06-30
AJS BANCORP INC
filed 2003-08-14
CIK 1144515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X|           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                        Commission file number 000-33405

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

Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

As of July 31, 2003 the Registrant had outstanding 2,444,521 shares of common stock.

                                AJS BANCORP, INC.

                           Form 10-Q Quarterly Report

                                      Index

                                                                            Page
                                                                            ----
PART I - Financial Information

  Item 1. Financial Statements                                                 1
  Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                              8
  Item 3. Quantitative and Qualitative Disclosures About Market Risk          13
  Item 4. Controls and Procedures                                             14

PART II - Other Information

  Item 1. Legal Proceedings                                                   15
  Item 2. Changes in Securities                                               15
  Item 3. Defaults Upon Senior Securities                                     15
  Item 4. Submission of Matters to a Vote of Securities Holders               15
  Item 5. Other Information                                                   16
  Item 6. Exhibits and Reports on Form 8-K                                    16

SIGNATURES                                                                    17

ITEM 1.  FINANCIAL STATEMENTS

AJS Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands of dollars, except share data)
(unaudited)

                                                                                      June 30,      December 31,
                                                                                        2003            2002
                                                                                        ----            ----
ASSETS
Cash and cash equivalents
     Cash and due from banks (interest-bearing: 2003 -
       $9,347; 2002 - $9,955)                                                        $  16,674       $  16,896
     Federal funds sold                                                                  5,000           6,000
                                                                                     ---------       ---------
         Total cash and cash equivalents                                                21,674          22,896

Securities available-for-sale                                                           55,394          51,903
Securities held-to-maturity (fair value: 2003 -
  $350; 2002 - $307)                                                                       311             360
Loans, net                                                                             145,660         136,134
Loans held for sale                                                                        152              --
Federal Home Loan Bank stock, at cost                                                   13,195           4,477
Premises and equipment                                                                   4,860           4,595
Accrued interest receivable and other assets                                             1,947           2,205
                                                                                     ---------       ---------

     Total assets                                                                    $ 243,193       $ 222,570
                                                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits                                                                        $ 185,205       $ 169,008
     Federal Home Loan Bank advances                                                    19,000          16,000
     Advance payments by borrowers for taxes and insurance                               1,681           1,459
     Due to broker                                                                       1,000              --
     Accrued interest payable and other liabilities                                      2,604           2,457
                                                                                     ---------       ---------
         Total liabilities                                                             209,490         188,924

Stockholders' equity
     Preferred stock, $.01 par value, 20,000,000 shares authorized, none issued             --              --
     Common stock, $.01 par value, 50,000,000 authorized;
         2,406,950 shares issued                                                            24              24
     Treasury stock (2003 - 13,600 shares)                                                (273)             --
     Additional paid in capital                                                         12,109          11,308
     Unearned ESOP shares                                                                 (472)           (566)
     Unearned stock awards                                                              (1,030)             --
     Retained earnings                                                                  22,647          21,864
     Accumulated other comprehensive income                                                698           1,016
                                                                                     ---------       ---------
         Total stockholders' equity                                                     33,703          33,646
                                                                                     ---------       ---------

              Total liabilities and stockholders' equity                             $ 243,193       $ 222,570
                                                                                     =========       =========

                 See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

                                                                  Three Months                      Six Months
                                                                  Ended June 30,                  Ended June 30,
                                                                  --------------                  --------------
                                                             2003             2002              2003              2002
                                                             ----             ----              ----              ----
Interest and dividend income
    Loan                                                 $     2,327       $     2,464      $     4,681       $     4,949
    Securities                                                   591               720            1,271             1,470
    Interest-bearing deposits and other                          120                83              203               161
    Federal funds sold                                            41                20               77                45
                                                         -----------       -----------      -----------       -----------
       Total interest income                                   3,079             3,287            6,232             6,625

Interest expense
    Deposits                                                   1,087             1,170            2,166             2,386
    Federal Home Loan Bank
       Advances and other                                        218               182              427               371
                                                         -----------       -----------      -----------       -----------
          Total interest expense                               1,305             1,352            2,593             2,757
                                                         -----------       -----------      -----------       -----------

Net interest income                                            1,774             1,935            3,639             3,868
Provision for loan losses                                        (51)               --              (51)               20
                                                         -----------       -----------      -----------       -----------

Net interest income after provision for loan losses            1,825             1,935            3,690             3,848

Noninterest income
    Service fees                                                 134               120              257               251
    Insurance commissions                                         67                99              156               206
    Gain on sale of loans                                         26                --               49                --
    Correspondent fees                                             4               150               13               239
    Other                                                         41               113               83               178
                                                         -----------       -----------      -----------       -----------
       Total noninterest income                                  272               482              558               874

Noninterest expense
    Compensation and employee benefits                           938               857            1,719             1,646
    Occupancy expense                                            204               223              428               440
    Data processing expense                                      105                92              142               202
    Advertising and promotion                                     75                88              185               145
    Other                                                        266               307              530               559
                                                         -----------       -----------      -----------       -----------
       Total noninterest expense                               1,588             1,567            3,004             2,992
                                                         -----------       -----------      -----------       -----------

Income before income taxes                                       509               850            1,244             1,730

Income taxes                                                     196               334              461               643
                                                         -----------       -----------      -----------       -----------

Net income                                               $       313       $       516      $       783       $     1,087
                                                         ===========       ===========      ===========       ===========

Earnings per share
    Basic and diluted                                    $      0.13       $      0.22      $      0.33       $      0.47
    Weighted average shares                                2,333,039         2,338,544        2,341,623         2,336,186
                                                         -----------       -----------      -----------       -----------

Comprehensive income                                     $       190       $       786      $       465       $     1,021
                                                         ===========       ===========      ===========       ===========

                 See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

                                                                                 Six Months Ended
                                                                                      June 30,
                                                                             -----------------------
                                                                                2003          2002
                                                                             --------       --------
Cash flows from operating activities
    Net income                                                               $    783       $  1,087
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation                                                               147            227
              Provision for loan losses                                           (51)            20
       Premium amortization, net                                                   21            (24)
       Stock award compensation expense                                            76             --
       ESOP compensation expense                                                  173            132
       Loss on disposal of equipment                                               --             --
       Federal Home Loan Bank stock dividends                                    (218)           (58)
       Gain on sale of loans held for sale                                        (49)            --
       Gain on sale of other real estate                                           (4)           (50)
       Changes in
          Loans held for sale                                                    (103)            --
          Accrued interest receivable and other assets                            469            (80)
          Accrued interest payable and other liabilities                          147            139
                                                                             --------       --------
              Net cash from operating activities                                1,391          1,393

Cash flows from investing activities
    Securities available-for-sale
       Purchases                                                              (15,272)        (5,027)
       Maturities and principal payments                                       12,239          9,045
    Securities held-to-maturity
       Maturities and principal payments                                           49            404
    Maturities of certificates of deposit                                          --          1,000
    Loan originations, net                                                     (9,479)        (1,332)
    Proceeds from sale of other real estate                                        --            136
    Purchase of equipment                                                        (412)          (942)
    Purchase of Federal Home Loan Bank stock                                   (8,500)        (3,000)
                                                                             --------       --------
       Net cash from investing activities                                     (21,375)           284

Cash from financing activities
    Net change in deposits                                                     16,197         (6,939)
    Net change in Federal Home Loan Bank advances                               3,000         (1,000)
    Purchase of treasury stock                                                   (657)            --
    Net change in advance payments by borrowers for taxes and insurance           222             99
                                                                             --------       --------
       Net cash from financing activities                                      18,762         (7,840)
                                                                             --------       --------

Net change in cash and cash equivalents                                        (1,222)        (6,163)

Cash and cash equivalents at beginning of period                               22,896         29,009
                                                                             --------       --------

Cash and cash equivalents at end of period                                   $ 21,674       $ 22,846
                                                                             ========       ========

                 See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Six months ended June 30, 2003
(in thousand of dollars)
(unaudited)

                                                                                                        Accumulated
                                                             Additional  Unearned  Unearned                 Other          Total
                                          Common   Treasury   Paid-in     Stock      ESOP     Retained  Comprehensive  Stockholders'
                                           Stock     Stock    Capital     Awards    Shares    Earnings  Income (Loss)     Equity
                                           -----     -----    -------     ------    ------    --------  -------------     ------
Balance at December 31, 2001             $    24   $     --   $ 11,220   $     --  $   (755)  $ 19,749     $  1,010      $ 31,248
ESOP shares earned                            --         --         39         --        93         --           --           132
Comprehensive income
   Net income                                 --         --         --         --        --      1,087           --         1,087
   Change in unrealized gain
      on securities available for
      sale, net of taxes                      --         --         --         --        --         --          (66)          (66)
            Total comprehensive income                                                                                      1,021
                                         -------   --------   --------   --------  --------   --------     --------      --------

Balance at June 30, 2002                 $    24   $     --   $ 11,259   $     --  $   (662)  $ 20,836     $    944      $ 32,401
                                         =======   ========   ========   ========  ========   ========     ========      ========

                                                                                                        Accumulated
                                                             Additional  Unearned  Unearned                 Other          Total
                                          Common   Treasury   Paid-in     Stock      ESOP     Retained  Comprehensive  Stockholders'
                                           Stock     Stock    Capital     Awards    Shares    Earnings  Income (Loss)     Equity
                                           -----     -----    -------     ------    ------    --------  -------------     ------
Balance at December 31, 2002             $    24   $      0   $ 11,308   $     --  $   (566)  $ 21,864     $  1,016      $ 33,646
Purchase of 35,000 shares of
   treasury stock                             --       (657)        --         --        --         --           --          (657)
Allocation of stock awards                    --        384        722     (1,106)       --         --           --            --
ESOP shares earned                            --         --         79         --        94         --           --           173
Stock awards earned                           --         --         --         76        --         --           --            76

Comprehensive income
   Net income                                 --         --         --         --        --        783           --           783
   Change in unrealized gain
      on securities available-for-sale,
       net of taxes                           --         --         --         --        --         --         (318)         (318)
         Total comprehensive income                                                                                           465
                                         -------   --------   --------   --------  --------   --------     --------      --------

Balance at June 30, 2003                 $    24   $   (273)  $ 12,109   $ (1,030) $   (472)  $ 22,647     $    698      $ 33,703
                                         =======   ========   ========   ========  ========   ========     ========      ========

                 See notes to consolidated financial statements.

                                AJS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

Note 2 - Employee Stock Ownership Plan

As part of the reorganization to a mutual holding company, the Bank established an employee stock ownership plan ("ESOP") for the benefit of substantially all employees. The ESOP borrowed $944,000 from the Company and used those funds to acquire 94,352 shares of the Company's stock at $10 per share.

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

Note 3 - Earnings Per Share

For purposes of per share calculations, the Company had 2,383,667 and 2,340,903 shares of common stock outstanding at June 30, 2003 and 2002. Basic earnings per share for the three and six months ended June 30, 2003 and 2002 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and six months ended June 30, 2003 and 2002 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards. Computations for basic and diluted earnings per share are provided below.

                                                For the Three Months      For the Six Months
                                                    Ended June 30,          Ended June 30,
                                                  2003        2002        2003       2002
                                                 ------      ------      ------      ------
                                                    (in thousands, except per share data)
      Basic
          Net income                             $  313      $  516      $  783      $1,087
                                                 ======      ======      ======      ======
          Weighted average common shares
            outstanding                           2,333       2,339       2,342       2,336
                                                 ======      ======      ======      ======
          Basic earnings per common share        $  .13      $  .22      $  .33      $  .47
                                                 ======      ======      ======      ======

      Diluted
          Net income                             $  313      $  516      $  783      $1,087
                                                 ======      ======      ======      ======
          Weighted average common shares
            outstanding                           2,333       2,339       2,342       2,336
          Dilutive effect of stock options           --          --          --          --
          Dilutive effect of stock awards            --          --          --          --
                                                 ======      ======      ======      ======

          Diluted average common shares           2,333       2,339       2,342       2,336
                                                 ======      ======      ======      ======

          Diluted earnings per common share      $  .13      $  .22      $  .33      $  .47
                                                 ======      ======      ======      ======

Note 4 - Stock Option Plan

The Company adopted a stock-based incentive plan during May 2003 under the terms of which 114,685 shares of the Company's common stock were reserved for issuance. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant. No option may be exercised if such exercise would cause the mutual holding company to own fewer than a majority of the total number of shares outstanding.

A summary of the status of the Company's stock option plan and changes during the six months ended June 30, 2003 is presented below:

                                                                                     Weighted-
                                                                                     Average
                                                                                     Exercise
                                                                         Shares       Price
                                                                         ------       -----
          Outstanding at beginning of period                                 --            --
          Granted                                                       114,685        $18.75
          Exercised                                                          --            --
          Forfeited                                                          --            --
                                                                        -------        ------

          Outstanding at end of period                                  114,685        $18.75
                                                                        =======        ======

                                                                                         2003

      Options exercisable at end of period                                                 --
      Weighted-average fair value of options granted during period                     $ 2.82
      Average remaining option term                                                  10 years

The Company applies Accounting Principles Board ("APB") Opinion 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized at the date of grant. Had compensation cost been determined based on the fair value at the grant dates for awards under the plan consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share for the three and six months ended June 30, 2003 would have been reduced to the pro forma amounts in the table below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                         For the Three Months     For the Six Months
                                         Ended June 30, 2003     Ended June 30, 2003
                                         -------------------     -------------------
                                              (in thousands, except per share data)
      Net income as reported                    $   313                 $   783
      Pro forma net income                          310                     780
      Earnings per share as reported
          Basic and diluted                         .13                     .33
      Pro forma earnings per share
          Basic and diluted                         .13                     .33

The Black-Scholes option pricing valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

      Date of grant                                                May 21, 2003
      Options granted                                                114,685
      Estimated fair value of stock options granted                    $2.82
      Assumptions used:
          Risk-free interest rate                                       2.37%
          Expected option life                                       5 years
          Expected stock price volatility                              15.03%
          Expected dividend yield                                          0%

Pursuant to its 2003 stock-based incentive plan, the Company awarded 58,971 shares of restricted stock in May 2003. These shares vest over a five-year period. The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders' equity. Compensation expense for restricted stock awards totaled $76,000 for the three and six-months ended June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 as amended and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse affect on the operations and future prospects of the Company and its wholly owned subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

The following discussion compares the financial condition of AJS Bancorp, Inc. ("the Company") at June 30, 2003 to its financial condition at December 31, 2002 and the results of operations for the three-month and six -month periods ended June 30, 2003 to the same periods in 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at June 30, 2003 were $243.2 million compared to $222.6 million at December 31, 2002, an increase of $20.6 million, or 9.3%. The increase in total assets primarily reflects increases in securities available-for-sale, loans, and Federal Home Loan Bank stock, partially offset by a decrease in cash and cash equivalents. Cash and cash equivalents decreased $1.2 million, or 5.3%, to $21.7 million at June 30, 2003 from $22.9 million at December 31, 2002. The decrease in cash and cash equivalents reflects management's decision to invest in investments and loans while seeking higher yields. Securities available-for-sale increased $3.5 million, or 6.7%, to $55.4 million at June 30, 2003 from $51.9 million at December 31, 2002 as the Company purchased $5.0 million in mortgage-backed securities in an attempt to lock in a spread between the interest earned on the mortgage-backed securities and the interest paid on the Federal Home Loan Bank advances. Loans receivable increased $9.5 million, or 7.0%, to $145.7 million at June 30, 2003 from $136.1 million at December 31, 2002. Loan volume increased due to higher demand caused mostly by customers refinancing their mortgage in the historically low interest rate environment. Federal Home Loan Bank ("FHLB") stock increased $8.7 million to $13.2 million at June 30, 2003 from $4.5 million at December 31, 2002. The increase in the FHLB stock is due to the above-market yield typically generated from the quarterly dividends on the stock. The first quarter annualized dividend rate declared on April 22, 2003 and payable on May 15, 2003 was 6.50%. There is no guarantee that dividends will continue to be paid on the stock or that they will be paid at the same rate as they have been paid in the past.

The Company had non-performing assets of $1.0 million as of June 30, 2003 compared to $1.1 million at December 31, 2002. The allowance for loan losses was $2.0 million at June 30, 2003 and $2.1 million at December 31, 2002. This represents a ratio of allowance for loan losses to gross loans receivable of 1.39% at

June 30, 2003 and 1.51% at December 31, 2002. Subprime loan balances decreased $6.2 million to $25.1 million at June 30, 2003 from $31.2 million at December 31, 2002. The decrease in subprime loans reflects our decision to de-emphasize this type of lending.

Total liabilities at June 30, 2003 were $209.5 million compared to $188.9 million at December 31, 2002, an increase of $20.6 million, reflecting increases in deposits and Federal Home Loan Bank advances. Total deposits increased $16.2 million, or 9.6%, to $185.2 million at June 30, 2003 from $169.0 million at December 31, 2002. This increase was largely due to greater marketing efforts and promotional deposit rates associated with the opening of our new branch facility in Orland Park, Illinois. This full service facility opened in December 2002. Federal Home Loan Bank advances increased to $19.0 million at June 30, 2003 from $16.0 million at December 31, 2002. These fixed rate borrowings were used to fund the purchase of mortgage-backed securities.

Total stockholders' equity increased to $33.7 million at June 30, 2003 from $33.6 million at December 31, 2002. The increase in stockholders' equity reflects net income of $783,000 for the six months ended June 30, 2003, partially offset by a decrease in other comprehensive income and the purchase of common stock during the six months ended June 30, 2003. The decrease in other comprehensive income was due to a lower market value on securities held for sale for the six months ended June 30, 2003 as compared to the market value of these securities at December 31, 2002. AJS Bancorp repurchased 35,000 shares of its common stock during the six months ended June 30, 2003. This repurchase was done as part of a 120,000 share repurchase program announced in January 2003. The Board of Directors has extended the duration of the current buyback program. Repurchased shares are not considered outstanding and are not included when calculating earnings per share information. In addition, at the annual meeting on May 21, 2003, stockholders approved the implementation of a recognition and retention plan ("RRP"). This plan will vest over five years and will cost the Company approximately $18,000 each month. Treasury shares, as well as new shares issued, were used to fund the RRP plan. In June of 2003, a director of the Company retired, at which time he became immediately vested in the RRP plan. The cost of this immediate vesting was $52,000, which was expensed in June of 2003.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

Net income decreased $203,000 to $313,000 for the quarter ended June 30, 2003 compared to the same period in 2002. The return on average assets decreased to ..52% from .98% in the prior period. The decrease in net income resulted from decreases in net interest income and noninterest income, with a slight increase in noninterest expense during the comparative periods.

Net interest income was $1.8 million for the quarter ended June 30, 2003 compared to $1.9 million for the same period in 2002. The decrease in net interest income was primarily a result of decreases in the net interest margin and net interest spread to 3.02% and 2.70%, respectively for the three months ended June 30, 2003 from 3.90% and 3.62%, respectively for the three months ended June 30, 2002. The decrease in the net interest margin and net interest spread was largely due to the decrease in the yield on interest-earning assets exceeding the decrease in the cost of funds as interest-earning assets and interest-bearing liabilities repriced downward in reaction to the overall decrease in market rates in 2003. The average yield on interest-earning assets decreased to 5.25% from the three months ended June 30, 2003 from 6.62% for the same period in 2002, while the average yield on interest-bearing liabilities decreased to 2.55% for the three months ended June 30, 2003 from 3.00% for the same period ended 2002.

We did not establish a provision for loan losses during the quarters ended June 30, 2003 or 2002. However, there was $51,000 in loan loss recoveries during the three months ended June 30, 2003, as the Bank recovered monies on three previous mortgage loan losses. At June 30, 2003 and 2002, our allowance for loan losses was $2.0 million and $2.1 million or 1.39% and 1.51% of total gross loans, respectively. Management does not feel the additional loan loss provisions are warranted at this time; however, should any unforeseen risks present themselves, management may need to increase the provision in the future. Non-performing assets as a percentage of total assets was 0.41% at June 30, 2003 and 0.67% at June 30, 2002. The allowance for loan losses to non-performing loans was 210.85% and 175.8% at June 30, 2003 and 2002, respectively.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2003 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest income decreased $210,000 to $272,000 for the quarter ended June 30, 2003 from $482,000 for the comparable quarter in 2002. This decrease in noninterest income was the result of decreases of $32,000 in insurance commissions, $146,000 in correspondent fee income, and $72,000 in other noninterest income, partially offset by an increase in the gain on loans designated for sale of $26,000 for the June 30, 2003 quarter compared to the quarter ended June 30, 2002. The decrease in other noninterest income consisted of a decrease of $48,000 in profit on the sale of real estate and a decrease of $13,000 in rental income. The decrease in correspondent fee income was the result of the Bank's decision to cut back the staffing in that department, which resulted in a decrease in loan volume. The decrease in profit on the sale of real estate owned occurred due to the sale of an apartment building during the quarter ended June 30, 2002. The reduction of rental income occurred due to a loan default, secured by an apartment building, resulting in the repossession and collection of rents that subsequently took place during the quarter ended June 30, 2002. These rents were collected until the property was sold during the second quarter of 2002. The gain on the sale of loans designated for sale was a result of our entry into the secondary mortgage loan market as we sought to insulate ourselves from interest rate risk by selling designated longer term fixed rate mortgage loans. This activity may continue in the future, but it is not an integral part of our business at this time.

Noninterest expense remained stable at $1.6 million for the quarters ended June 30, 2003 and 2002. Although total noninterest income remained stable, salaries and benefit expense increased $81,000, partially offset by decreases in occupancy costs of $19,000 and other noninterest expense of $41,000. The increase in salaries and benefit costs was the result of the implementation of the recognition and retention plan ("RRP") approved by the stockholders at the annual meeting in May 2003. Occupancy costs decreased $44,000 due to a group of our assets reaching fully depreciated status during the September 2002 quarter, partially offset by an increase in real estate taxes. Real estate taxes increased by $30,000 due to the addition of our new branch facility in Orland Park, Illinois as well as higher overall real estate taxes on all the Bank's facilities. Other noninterest expense decreased due to lower telephone costs, reduced reporting and legal fees, and lower loan expenses. Telephone costs decreased by $15,000 due to reduced usage of our bank-by-phone toll free number, as customers began to use the new local telephone number now offered through our bank-by-phone service. Reporting and legal fees associated with being a public company decreased by $11,000 mostly due to incurring higher costs to prepare periodic reports within the six-month period ended June 2002 that were not incurred in the Company's second year of being a public company. Loan expenses decreased $13,000 primarily due to the cutback in staffing in the correspondent loan department, which reduced the loan volume and related loan expenses.

Our federal and state taxes decreased $138,000 to $196,000 for the quarter ended June 30, 2003 from $334,000 in the same period of 2002. This is primarily the result of lower pre-tax income for the quarter ended 2003.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

Net income decreased $304,000 to $783,000 for the six months ended June 30, 2003 compared to the same period in 2002. The return on average assets decreased to 0.66% from 1.04% in the prior period. The decrease in net income resulted from decreases in bet interest income and noninterest income.

Net interest income was $3.6 million for the six months ended June 30, 2003 compared to $3.9 million for the same period in 2002. The decrease in net interest income was primarily a result of decreases in the net interest margin and net interest spread to 3.20% and 2.91% respectively for the six months ended June 30, 2003 from 3.92% and 3.61% respectively for the six months ended June 30, 2002. The decrease in the net interest margin and net interest spread was due to the decrease in the yield on interest-earning assets exceeding the decrease in the cost of funds as interest-earning assets and interest-bearing liabilities repriced downward in reaction to the overall decrease in market rates in 2003. The average yield on interest-earning assets decreased to 5.48% from the six months ended June 30, 2003 from 6.71% for the same period in 2002, while the average yield on interest-bearing liabilities decreased to 2.57% for the six months ended June 30, 2003 from 3.10% for the same period ended 2002.

We did not establish a provision for loan losses during the six months ended June 30, 2003 compared to a $20,000 provision for loan losses for the same period in 2002. In addition, there was $51,000 in loan loss recoveries during the six months ended June 30, 2003. During the six months ended June 30, 2003, the Bank recovered a total of $51,000 on three separate mortgage loan losses. Management does not feel that additional loan loss provisions are warranted at this time, however, should any unforeseen risks present themselves, management may need to increase the provision in the future.

Noninterest income decreased to $558,000 for the six months ended June 30, 2003 from $874,000 for the comparable period in 2002 due to decreases in insurance commissions, correspondent fee income, and other noninterest income, partially offset by a gain on loan sales. Insurance commissions decreased $50,000 to $156,000 for the six months ended June 30, 2003 due to lower sales of annuity products during the six-month period ended June 30, 2003 when compared to the same period in 2002. Correspondent fee income decreased $226,000 to $13,000 for the six months ended June 30, 2003 from the same period in 2002 as a result of the Bank's decision to cut back the staffing in that department, which resulted in a decrease in loan volume. Other noninterest income decreased $95,000 to $83,000 for the six months ended June 30, 2003 due to a decrease of $46,000 in profit on the sale of real estate and a decrease of $38,000 in rental income. The decrease in profit on the sale of real estate owned occurred due to the sale of an apartment building during the quarter ended June 30, 2002. The reduction of rental income occurred due to a loan default, secured by an apartment building, resulting in the repossession and collection of rents that subsequently took place during the quarter ended June 30, 2002. These rents were collected until the property was sold during the second quarter of 2002. During the six months ended June 30, 2003, the Company recorded $49,000 in gains on the sale of loans designated for sale as a result of our entry into the secondary mortgage loan market as we sought to insulate ourselves from interest rate risk by selling designated longer term fixed rate mortgage loans.

Noninterest expense remained stable at $3.0 million for the six-months ended June 30, 2003 and 2002. Although total noninterest expense remained stable, salaries and benefits increased $73,000 for the comparable periods, whereas data processing costs decreased $60,000 and other noninterest expense decreased $29,000 for the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002. The increase in salaries and benefit costs was the result of the implementation of the recognition and retention plan ("RRP") approved by the stockholders at the annual meeting in May 2003. Other non-interest expense decreased due to lower telephone costs, reduced postage fees, and reduced reporting and legal fees. These decreases were offset by increases in security expense and insurance expense. Telephone costs decreased by $29,000 due to reduced usage of our bank-by-phone toll free number, as customers began to use the new local telephone number offered for our bank-by-phone service. Postage costs dropped $19,000 due to decreases in the volume of pamphlet mailings. Reporting and legal fees associated with being a public company decreased by $16,000 mostly due to incurring first time filing fees within the six-month period ended June 2002 that were not incurred in the Bank's second year of being a public company. Security expense increased $17,000 due to the hiring of a full time security officer in response to the recent rash of bank robberies in the area. Insurance costs increased $14,000 in 2003 due to an increase in the premiums.

Our federal and state taxes decreased $182,000 to $461,000 for the six months ended June 30, 2003 from $643,000 in the same period of 2002. This is primarily the result of lower pre-tax income for the period ended June 30, 2003.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003. Management determined that, upon adopting the new standards, they will not materially affect the Company's operating results or financial condition because the Company does not have these instruments or engage in these activities.

LIQUIDITY

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Bank invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At June 30, 2003, cash and cash equivalents totaled $21.7 million. At June 30, 2003, the Bank had commitments to fund loans of $21.0 million. At June 30, 2003, certificates of deposit represented 56.2% of total deposits. The Bank expects to retain these deposit accounts. In addition, the Bank could borrow an additional $48.2 million from the Federal Home Loan Bank without providing additional collateral. The Bank considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of June 30, 2003:

                                         ACTUAL               REQUIRED                  EXCESS
(Dollars in thousands)                   AMOUNT       %        AMOUNT         %         AMOUNT         %
                                         ------       -        ------         -         ------         -
Core capital
  (to adjusted total assets)            $28,000     11.6%     $   9,700      4.0%     $    18,300       7.6%
Risk-based capital
  to (risk-weighted assets)              29,600     24.0          9,900      8.0           19,700      16.0

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUALITATIVE ASPECTS OF MARKET RISK

The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Management Committee, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives; and for managing this risk consistent with the guidelines approved by the Board of Directors. Senior management monitors the level of interest rate risk on a regular basis, and the Asset/Liability Management Committee, which consists of senior management operating under a policy adopted by the Board of Directors, meets as needed to review our asset/liability policies and interest rate risk position.

We have sought to manage our interest rate risk by more closely matching the maturities of our interest rate sensitive assets and liabilities. In particular, we offer one-, three- and five-year adjustable rate mortgage loans, and three- and five-year balloon loans. Furthermore, our experience with subprime loans has been that these loans remain a part of our portfolio for a significantly shorter period of time than other one-to-four-family loans. In a low interest rate environment, borrowers typically prefer fixed-rate loans to adjustable-rate mortgages. We intend to sell into the secondary market our originations of longer-term fixed-rate loans. We do not solicit high-rate jumbo certificates of deposit or brokered funds.

In past years, many savings associations have measured interest rate sensitivity by computing the "gap" between the assets and liabilities that are expected to mature or reprice within certain time periods based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the Office of Thrift Supervision. However, the Office of Thrift Supervision now requires the computation of amounts by which the net present value of an institution's cash flow from assets, liabilities, and off-balance-sheet items (the institution's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. The Office of Thrift Supervision model estimates the economic value of each type of asset, liability, and off-balance-sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 7% to 8% would mean, for example, a 100 basis point increase in the "Change in Interest Rates" column below. The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

The table below sets forth, as of March 31, 2003 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. The company expects the June 30, 2003 Net Portfolio Value to be similar to the March 31, 2003 table shown below.

                                                              NPV as % of
    Change in                                         Portfolio Value of Assets
 Interest Rates          Net Portfolio Value          -------------------------
 in Basis Points         -------------------              NPV      Basis Point
  (Rate Shock)     Amount     $ Change     % Change      Ratio       Change
  ------------     ------     --------     --------      -----       ------
                      (Dollars in thousands)
       300        $  28,802     -6,546        -19%       12.01%       -204bp
       200           31,434     -3,914        -11        12.88        -117bp
       100           33,714     -1,634         -5        13.59         -46bp
    Static           35,348                              14.05            bp
      -100           35,137       -211         -1        13.86         -19bp
      -200              N/A        N/A        N/A          N/A           N/A
      -300              N/A        N/A        N/A          N/A           N/A

The table above indicates that at March 31, 2003, in the event of a 200 basis point increase in interest rates, we would experience a 11% decrease in net portfolio value. A 100 basis point decrease in interest rate would result in a 1% decrease in net portfolio value. All model outputs associated with the -300 and -200 basis point scenarios are not applicable because of the abnormally low prevailing interest rate environment.

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

ITEM 4. CONTORLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer, President and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of it's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange commission's rules and forms. There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

            None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

            None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

            At the Company's Annual meeting of Stockholders held on May 21, 2003, stockholders voted on the election of directors, approval of the 2003 Stock Option Plan, approval of the 2003 Recognition and Retention Plan, and the radification of auditors. The number of shares outstanding and entitled to vote was 2,388,550, and the number of shares present at the meeting in person or by proxy was 2,215,169.

                  1. The vote with respect to the Election of Directors was as follows:

                                                  For               Withheld

                        Thomas R. Butkus          2,211,473         3,696
                        Raymond J. Blake          2,211,573         3,596

                  2.    Ratification and Approval of 2003 Stock Option Plan

                                For               Against          Abstain

                                1,749,608         53,568           3,330

                  3. Ratification and Approval of 2003 Recognition and Retention Plan

                                For               Against          Abstain

                                1,749,608         61,099           2,930

                  4. Ratification of appointment of Crowe Chizek and Company LLC as auditors

                                 For              Against          Abstain

                                 2,202,773        10,510           1,886

ITEM 5. OTHER INFORMATION.

            None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits

                        None.

            (b)   Reports on Form 8-K.

                        The Company announced its June 30, 2003 financial
                  results by press release. The press release was included as an exhibit and filed on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               AJS BANCORP, INC.


Date: 8/12/03                                  /s/ Thomas R. Butkus
                                               ---------------------------------
                                               Thomas R. Butkus
                                               Chief Executive Officer and
                                               Chairman of the Board


Date: 8/12/03                                  /s/ Lyn G. Rupich
                                               ---------------------------------
                                               Lyn G. Rupich
                                               President