Form 10-Q
period 2003-09-30
AJS BANCORP INC
filed 2003-11-14
CIK 1144515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                        Commission file number 000-33405

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

As of October 31, 2003 the Registrant had outstanding 2,399,021 shares of common stock.

                                AJS BANCORP, INC.

                           Form 10-Q Quarterly Report

                                      Index

                                                                            Page
                                                                            ----
PART I - Financial Information

   Item 1.  Financial Statements                                              1
   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       8
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk       13
   Item 4.  Controls and Procedures                                          14

PART II - Other Information

   Item 1.  Legal Proceedings                                                15
   Item 2.  Changes in Securities                                            15
   Item 3.  Defaults Upon Senior Securities                                  15
   Item 4.  Submission of Matters to a Vote of Securities Holders            15
   Item 5.  Other Information                                                15
   Item 6.  Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                   16

ITEM 1. FINANCIAL STATEMENTS

AJS Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands of dollars, except share data)
(unaudited)

                                                                                  September 30,   December 31,
                                                                                      2003           2002
                                                                                      ----           ----
ASSETS
Cash and cash equivalents
     Cash and due from banks (interest-bearing: 2003 -
       $11,362; 2002 - $9,955)                                                      $  17,529      $  16,896
     Federal funds sold                                                                 4,000          6,000
                                                                                    ---------      ---------
         Total cash and cash equivalents                                               21,529         22,896

Securities available-for-sale                                                          43,908         51,903
Securities held-to-maturity (fair value: 2003 -
  $201; 2002 - $307)                                                                      301            360
Loans, net                                                                            151,854        136,134
Federal Home Loan Bank stock, at cost                                                  13,377          4,477
Premises and equipment                                                                  4,842          4,595
Accrued interest receivable and other asses                                             3,677          2,205
                                                                                    ---------      ---------

     Total assets                                                                   $ 239,488      $ 222,570
                                                                                    =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits                                                                       $ 184,502      $ 169,008
     Federal Home Loan Bank advances                                                   18,500         16,000
     Advance payments by borrowers for taxes and insurance                                626          1,459
     Accrued interest payable and other liabilities                                     2,592          2,457
                                                                                    ---------      ---------
         Total liabilities                                                            206,220        188,924

Stockholders' equity
     Preferred stock, $.01 par value, 20,000,000 shares authorized, none issued            --             --
     Common stock, $.01 par value, 50,000,000 shares authorized;
         2,444,521 and 2,406,950 shares issued at September 30, 2003 and
          December 31, 2002                                                                24             24
     Treasury stock (2003 - 44,100 shares)                                               (914)            --
     Additional paid in capital                                                        12,159         11,308
     Unearned ESOP shares                                                                (425)          (566)
     Unearned stock awards                                                               (976)            --
     Retained earnings                                                                 22,978         21,864
     Accumulated other comprehensive income                                               422          1,016
                                                                                    ---------      ---------
         Total stockholders' equity                                                    33,268         33,646
                                                                                    ---------      ---------

              Total liabilities and stockholders' equity                            $ 239,488      $ 222,570
                                                                                    =========      =========


                See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

                                                             Three Months                  Nine Months
                                                          Ended September 30,          Ended September 30,
                                                          -------------------          -------------------
                                                          2003           2002          2003           2002
                                                          ----           ----          ----           ----
Interest and dividend income
    Loans                                              $    2,364     $    2,416    $    7,045     $    7,365
    Securities                                                502            746         1,773          2,216
    Interest-bearing deposits and other                       205            118           408            279
    Federal funds sold                                         16              5            93             50
                                                       ----------     ----------    ----------     ----------
       Total interest income                                3,087          3,285         9,319          9,910

Interest expense
    Deposits                                                1,040          1,160         3,206          3,546
    Federal Home Loan Bank
       advances and other                                     217            197           644            568
                                                       ----------     ----------    ----------     ----------
          Total interest expense                            1,257          1,357         3,850          4,114
                                                       ----------     ----------    ----------     ----------

Net interest income                                         1,830          1,928         5,469          5,796
Provision for loan losses                                     (10)            --           (61)            20
                                                       ----------     ----------    ----------     ----------

Net interest income after provision for loan losses         1,840          1,928         5,530          5,776

Noninterest income
    Service fees                                              149            127           406            378
    Insurance commissions                                      72            102           228            308
    Gain on sale of loans                                       4             --            53             --
    Correspondent fees                                         --             29            13            268
    Other                                                      72            154           155            332
                                                       ----------     ----------    ----------     ----------
       Total noninterest income                               297            412           855          1,286

Noninterest expense
    Compensation and employee benefits                        960            810         2,679          2,456
    Occupancy expense                                         225            181           653            621
    Data processing expense                                    97             89           282            291
    Advertising and promotion                                  58             74           200            219
    Other                                                     279            238           809            797
                                                       ----------     ----------    ----------     ----------
       Total noninterest expense                            1,619          1,392         4,623          4,384
                                                       ----------     ----------    ----------     ----------

Income before income taxes                                    518            948         1,762          2,678

Income taxes                                                  187            372           648          1,015
                                                       ----------     ----------    ----------     ----------

Net income                                             $      331     $      576    $    1,114     $    1,663
                                                       ==========     ==========    ==========     ==========

Earnings per share
    Basic and diluted                                  $      .14     $      .25    $      .48     $      .71
    Weighted average shares                             2,317,516      2,343,262     2,333,488      2,338,544
                                                       ----------     ----------    ----------     ----------

Comprehensive income                                   $       55     $      736    $      520     $    1,759
                                                       ==========     ==========    ==========     ==========


                See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

                                                                             Nine Months Ended
                                                                                September 30,
                                                                           ---------------------
                                                                             2003         2002
                                                                             ----         ----
Cash flows from operating activities
    Net income                                                             $  1,114     $  1,663
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation                                                             222          306
       Provision for loan losses                                                (61)          20
       Premium amortization, net                                                 75          (28)
       Stock award compensation expense                                         130           --
       ESOP compensation expense                                                270          201
       Loss on disposal of equipment                                             --           --
       Federal Home Loan Bank stock dividends                                  (400)        (107)
       Gain on sale of loans held for sale                                      (53)          --
       Gain on sale of other real estate                                                    (142)
       Changes in
          Loans held for sale                                                    53           --
          Accrued interest receivable and other assets                          662            4
          Accrued interest payable and other liabilities                        135           79
                                                                           --------     --------
              Net cash from operating activities                              2,147        1,996

Cash flows from investing activities
    Securities available-for-sale
       Purchases                                                            (18,294)     (15,269)
       Maturities and principal payments                                     23,488       14,932
    Securities held-to-maturity
       Maturities and principal payments                                         59          427
    Maturities of certificates of deposit                                        --        1,000
    Loan originations, net                                                  (15,661)      (3,818)
    Proceeds from sale of other real estate                                      --          372
    Purchase of equipment                                                      (469)      (1,353)
    Purchase of Federal Home Loan Bank stock                                 (8,500)      (3,000)
                                                                           --------     --------
       Net cash from investing activities                                   (19,377)      (6,709)

Cash from financing activities
    Net change in deposits                                                   15,494       (2,574)
    Net change in Federal Home Loan Bank advances                             2,500        3,000
    Purchase of treasury stock                                               (1,298)          --
    Net change in advance payments by borrowers for taxes and insurance        (833)         620
                                                                           --------     --------
       Net cash from financing activities                                    15,863        1,046
                                                                           --------     --------

Net change in cash and cash equivalents                                      (1,367)      (3,667)

Cash and cash equivalents at beginning of period                             22,896       29,009
                                                                           --------     --------

Cash and cash equivalents at end of period                                 $ 21,529     $ 25,342
                                                                           ========     ========


                See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Nine months ended September 30, 2003
(in thousand of dollars)
(unaudited)

                                                                                                         Accumulated
                                                     Additional            Unearned Unearned                Other         Total
                                             Common   Paid-in   Treasury    Stock     ESOP    Retained  Comprehensive  Stockholders'
                                             Stock    Capital    Stock      Awards   Shares   Earnings  Income (Loss)     Equity
                                             -----    -------    -----      ------   ------   --------  -------------     ------

Balance at December 31, 2001                 $  24   $ 11,220   $    --     $  --     $(755)   $19,749      $1,010       $ 31,248
ESOP shares earned                              --         60        --        --       141         --          --            201
Comprehensive income
   Net income                                   --         --        --        --        --      1,663          --          1,663
   Change in unrealized gain on securities      --
    available for sale, net of taxes            --         --        --        --        --         --          96             96
       Total comprehensive income                                                                                           1,759
                                             -----   --------   -------     -----     -----    -------      ------       --------

Balance at September 30, 2002                $  24   $ 11,280   $    --     $  --     $(614)   $21,412      $1,106       $ 33,208
                                             =====   ========   =======     =====     =====    =======      ======       ========

                                                                                                         Accumulated
                                                     Additional            Unearned Unearned                Other         Total
                                             Common   Paid-in   Treasury    Stock     ESOP    Retained  Comprehensive  Stockholders'
                                             Stock    Capital    Stock      Awards   Shares   Earnings  Income (Loss)     Equity
                                             -----    -------    -----      ------   ------   --------  -------------     ------

Balance at December 31, 2002                 $  24   $ 11,308   $    --     $  --     $(566)   $21,864      $1,016       $ 33,646
Purchase of 65,500 shares of treasury stock     --         --    (1,298)       --        --         --          --         (1,298)
Allocation of stock awards                      --        722       384     (1,106)      --         --          --             --
ESOP shares earned                              --        129        --        --       141         --          --            270
Stock awards earned                                        --        --       130        --         --          --            130

Comprehensive income
   Net income                                   --         --        --        --        --      1,114          --          1,114
   Change in unrealized gain on securities
    available-for-sale, net of taxes            --         --        --        --        --         --        (594)          (594)
                                                                                                                         --------
       Total comprehensive income                                                                                             520
                                             -----   --------   -------     -----     -----    -------      ------       --------

Balance at September 30, 2003                $  24   $ 12,159   $  (914)    $(976)    $(425)   $22,978      $  422       $ 33,268
                                             =====   ========   =======     =====     =====    =======      ======       ========


                See notes to consolidated financial statements.

                                AJS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

Note 2 - Employee Stock Ownership Plan

As part of the reorganization to a mutual holding company, the Bank established an employee stock ownership plan ("ESOP") for the benefit of substantially all employees. On December 26, 2001 the ESOP borrowed $944,000 from the Company and used those funds to acquire 94,352 shares of the Company's stock at $10 per share.

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

Note 3 - Earnings Per Share

Basic earnings per share for the three and nine months ended September 30, 2003 and 2002 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and nine months ended September 30, 2003 and 2002 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards. Computations for basic and diluted earnings per share are provided below.

                                         For the Three Months    For the Nine Months
                                          Ended September 30,    Ended September 30,
                                           2003        2002        2003        2002
                                         --------    --------    --------    --------
                                             (in thousands, except per share data)
Basic
    Net income                           $    331    $    576    $  1,114    $  1,663
                                         ========    ========    ========    ========
    Weighted average common shares
      outstanding                           2,318       2,343       2,333       2,339
                                         ========    ========    ========    ========
    Basic earnings per common share      $    .14    $    .25    $    .48    $    .71
                                         ========    ========    ========    ========

Diluted
    Net income                           $    331    $    576    $  1,114    $  1,663
                                         ========    ========    ========    ========
    Weighted average common shares
      outstanding                           2,318       2,343       2,333       2,339
    Dilutive effect of stock options           11          --          --          --
    Dilutive effect of stock awards             3          --           1          --
                                         ========    ========    ========    ========

    Diluted average common shares           2,332       2,343       2,334       2,339
                                         ========    ========    ========    ========

    Diluted earnings per common share    $    .14    $    .25    $    .48    $    .71
                                         ========    ========    ========    ========

Note 4 - Stock Option Plan

The Company adopted a stock plan in May 2003 under the terms of which options for 114,685 shares of the Company's common stock were granted to directors, officers and employees. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant. No option may be exercised if such exercise would cause the mutual holding company to own fewer than a majority of the total number of shares outstanding.

A summary of the status of the Company's stock option plan and changes during the nine months ended September 30, 2003 is presented below:

                                                                       Weighted-
                                                                       Average
                                                                       Exercise
                                                           Shares       Price
                                                          --------     ---------
       Outstanding at beginning of period                       --           --
       Granted                                             114,685     $  18.75
       Exercised                                                --           --
       Forfeited                                                --           --
                                                          --------     --------

       Outstanding at end of period                        114,685     $  18.75
                                                          ========     ========

                                                                         2003
                                                                         ----
Options exercisable at end of period                                         --
Weighted-average fair value of options granted during period          $    2.82
Average remaining option term                                         9.6 years

The Company applies Accounting Principles Board ("APB") Opinion 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized at the date of grant. Had compensation cost been determined based on the fair value at the grant dates for awards under the plan consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share for the three and nine months ended September 30, 2003 would have been reduced to the pro forma amounts in the table below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                For the Three Months       For the Nine Months
                              Ended September 30, 2003  Ended September 30, 2003
                              ------------------------  ------------------------
                                     (in thousands, except per share data)

Net income as reported                $   331                 $ 1,114
Pro forma net income                      325                   1,105
Earnings per share as reported
    Basic and diluted                     .14                     .48
Pro forma earnings per share
    Basic and diluted                     .14                     .47


Pursuant to its 2003 stock-based incentive plan, the Company awarded 58,971 shares of restricted stock in May 2003. These shares vest over a five-year period. The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders' equity. Compensation expense for restricted stock awards totaled $54,000 and $130,000 respectively for the three and nine-months ended September 30, 2003.

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

The following discussion compares the financial condition of AJS Bancorp, Inc. ("the Company") at September 30, 2003 to its financial condition at December 31, 2002 and the results of operations for the three-month and nine-month periods ended September 30, 2003 to the same periods in 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at September 30, 2003 were $239.5 million compared to $222.6 million at December 31, 2002, an increase of $16.9 million, or 7.6%. The increase in total assets primarily reflects increases in loans, and Federal Home Loan Bank stock, partially offset by a decrease in securities. Loans receivable increased $15.7 million to $151.9 million at September 30, 2003 due to higher demand caused mostly by existing and new customers refinancing their mortgages in the historically low interest rate environment. This increased demand for mortgage refinances has moderated during the last few months as interest rates have stabilized. Federal Home Loan Bank ("FHLB") stock increased $8.9 million to $13.4 million at September 30, 2003 from $4.5 million at December 31, 2002. This increase is due to the above-market yield typically generated from the quarterly dividends paid on the stock. The second quarter FHLB annualized dividend rate declared on July 15, 2003 and payable on August 15, 2003 was 6.50%. There is no guarantee that dividends will continue to be paid on the FHLB stock or that they will be paid at the same rate as they have been paid in the past. Securities available-for-sale decreased $8.0 million, or 15.4%, to $43.9 million at September 30, 2003 from $51.9 million at December 31, 2002. The decrease was mostly attributable to maturities, calls and prepayments of principal on the mortgage-backed securities during the nine months ended September 30, 2003.

The Company had non-performing assets of $680,000 at September 30, 2003 compared to $1.1 million at December 31, 2002. The allowance for loan losses was $2.0 million at September 30, 2003 and $2.1 million at December 31, 2002. This represents a ratio of allowance for loan losses to loans receivable of 1.37% at September 30, 2003 and 1.51% at December 31, 2002. The allowance for loan losses to non-performing loans was 319.49% at September 30, 2003 compared to 197.91% at December 31, 2002. Subprime loan balances decreased $10.2 million to $21.0 million at September 30, 2003 from $31.2 million at December 31, 2002. The decrease in subprime loans reflects our decision to de-emphasize this type of lending.

Total liabilities at September 30, 2003 were $206.2 million compared to $188.9 million at December 31, 2002, an increase of $17.3 million, reflecting increases in deposits and Federal Home Loan Bank advances offset by a decrease in advance payments by borrowers for taxes and insurance. Total deposits increased $15.5 million, or 9.2%, to $184.5 million at September 30, 2003 from $169.0 million at December 31, 2002. This increase was largely due to greater marketing efforts and promotional deposit rates associated with the opening of our new branch facility in Orland Park, Illinois. This full service facility opened in December 2002. Federal Home Loan Bank advances increased to $18.5 million at September 30, 2003 from $16.0 million at December 31, 2002. These fixed rate borrowings were used to fund additional loan growth.. Advance payments by borrowers for taxes and insurance decreased $833,000 to $626,000 at September 30, 2003 from $1.5 million at December 31, 2002. This decrease was due to the timing differences of payment for county real estate taxes.

Total stockholders' equity decreased to $33.3 million at September 30, 2003 from $33.6 million at December 31, 2002. The decrease in stockholders' equity reflects a decrease in other comprehensive income and the purchase of common stock during the period offset by net income of $1.1 million for the nine months ended September 30, 2003. The decrease in other comprehensive income was due to a lower market value on securities held for sale for the nine months ended September 30, 2003 as compared to the market value of these securities at December 31, 2002. AJS Bancorp repurchased 65,500 shares of its common stock during the nine months ended September 30, 2003. This repurchase was done as part of a 120,000 share repurchase program announced in January 2003. Repurchased shares are not considered outstanding and are not included when calculating earnings per share information. In addition, at the annual meeting on May 21, 2003, stockholders approved the implementation of a recognition and retention plan ("RRP"). This plan will vest over five years and will cost the Company approximately $18,000 each month. 21,400 treasury shares, as well as 37,571 new shares issued, were used to fund the RRP plan. In June of 2003, a director of the Company retired at which time he became immediately vested in the RRP plan. The cost of this immediate vesting was $52,000, which was expensed in June of 2003.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

Net income decreased $245,000 to $331,000 for the quarter ended September 30, 2003 compared to the same period in 2002. The return on average assets decreased to 0.55% from 1.04% in the prior period. The decrease in net income resulted from decreases in net interest income and noninterest income, with an increase in noninterest expense during the comparative periods.

Net interest income was $1.8 million for the quarter ended September 30, 2003 compared to $1.9 million for the same period in 2002. The decrease in net interest income was primarily a result of decreases in net interest margin and net interest spread to 3.20% and 2.93%, respectively for the three months ended September 30, 2003 from 3.74% and 3.41%, respectively for the three months ended September 30, 2002. The decrease in net interest margin and net interest spread was largely due to the decrease in the yield on interest-earning assets exceeding the decrease in the cost of funds as interest-earning assets and interest-bearing liabilities repriced downward in reaction to the overall decrease in market rates in 2003. The average yield on interest-earning assets decreased to 5.39% from the three months ended September 30, 2003 from 6.38% for the same period in 2002, while the average yield on interest-bearing liabilities decreased to 2.46% for the three months ended September 30, 2003 from 2.96% for the same period ended 2002.

We recorded a negative provision for loan losses during the quarter ended September 30, 2003 to reflect $10,000 in loan loss recoveries. There was no loan loss provision during the quarter ended September 30, 2002. At September 30, 2003 and 2002, our allowance for loan losses was $2.0 million and $2.1 million or 1.37% and 1.55% of total gross loans, respectively. Management does not feel the additional loan loss provisions are warranted at this time; however, should any unforeseen risks present themselves, management may need to increase the provision in the future. Non-performing assets as a percentage of total assets was 0.28% at September 30, 2003 and 0.49% at September 30, 2002. The allowance for loan losses to non-performing loans was 319.49% and 199.13% at September 30, 2003 and 2002, respectively.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2003 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest income decreased $115,000 to $297,000 for the quarter ended September 30, 2003 from $412,000 for the comparable quarter in 2002. This decrease in noninterest income was the result of decreases of $30,000 in insurance commissions and $108,000 in other noninterest income, partially offset by an increase in service charges of $23,000 for the September 30, 2003 quarter compared to the quarter ended September 30, 2002. The decrease in insurance commissions is the result of lower overall insurance and annuity sales. Other noninterest income decreased primarily as a result of decreased profit on the sale of real estate. In addition, the Company made a decision to cut back the staffing in the correspondent loan department, resulting in a decrease in loan volume and income from that department. Offsetting these decreases in other non-interest income was an increase in the profit on the sale of mortgage-backed securities. Service charges increased primarily due to prepayment penalties charged on prepaid commercial loans.

Noninterest expense increased to $1.6 million from $1.4 million for the quarter ended September 30, 2003 compared to the same period in 2002. Salaries and benefits, occupancy and other noninterest expense increased by $235,000, partially offset by a decrease in advertising and promotion costs of $16,000. The increase in salaries and benefit costs was partially the result of the implementation of the RRP. Also, contributing to this increase were increases in compensation to employees, employee stock ownership expense, and group insurance premiums. Occupancy costs increased $44,000 due to increases in real estate taxes and repairs and maintenance to the buildings. Real estate taxes increased by $32,000 due to the addition of our new branch facility in Orland Park, Illinois as well as higher overall real estate taxes on all the Bank's facilities. Other noninterest expense increased due to the implementation of our new debit card program and corresponding increased postage costs associated with the mailing of our debit cards. Advertising and promotion costs decreased due to lower overall radio advertisements and special promotions done in conjunction with the opening of our new branch facility in Orland Park, Illinois.

Our federal and state taxes decreased $185,000 to $187,000 for the quarter ended September 30, 2003 from $372,000 in the same period of 2002. This is primarily the result of lower pre-tax income for the quarter ended 2003.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

Net income decreased $549,000 to $1.1 million for the nine months ended September 30, 2003 compared to the same period in 2002. The return on average assets decreased to 0.62% from 1.04% in the prior period. The decrease in net income resulted from decreases in net interest income and noninterest income and increases in noninterest expense.

Net interest income was $5.5 million for the nine months ended September 30, 2003 compared to $5.8 million for the same period in 2002. The decrease in net interest income was primarily a result of decreases in net interest margin and net interest spread to 3.20% and 2.91% respectively for the nine months ended September 30, 2003 from 3.86% and 3.48% respectively for the nine months ended September 30, 2002. The decrease in the net interest margin and net interest spread was due to the decrease in the yield on interest-earning assets exceeding the decrease in the cost of funds as interest-earning assets and interest-bearing liabilities repriced downward in reaction to the overall decrease in market rates in 2003. The average yield on interest-earning assets decreased to 5.45% from the nine months ended September 30, 2003 from 6.59% for the same period in 2002, while the average yield on interest-bearing liabilities decreased to 2.53% for the nine months ended September 30, 2003 from 3.12% for the same period ended 2002.

We recorded a negative loss provision of $61,000 for the nine months ended September 30, 2003 compared to a $20,000 provision for loan losses for the same period in 2002. During the nine months ended September 30, 2003, the Bank recovered a total of $61,000 on four separate mortgage loan losses. Management does not feel that additional loan loss provisions are warranted at this time, however, should any unforeseen risks present themselves, management may need to increase the provision in the future.

Noninterest income decreased to $855,000 for the nine months ended September 30, 2003 from $1.3 million for the comparable period in 2002 due to decreases in insurance commissions and other noninterest income, Insurance commissions decreased $80,000 to $228,000 for the nine months ended September 30, 2003 due to lower sales of annuity products during the nine month period ended September 30, 2003 when compared to the same period in 2002. The decrease in other noninterest income was primarily due to a decrease in correspondent lending fees as a result of the Bank's decision to cut back the staffing in that department, which resulted in a decrease in loan volume. A decrease of $142,000 in profit on the sale of real estate and a decrease of $51,000 in rental income also contributed to lower other noninterest income. The decrease in profit on the sale of real estate owned occurred due to the sale of an apartment building during the quarter ended June 30, 2002. The reduction of rental income occurred due to a loan default, secured by an apartment building, resulting in the repossession and collection of rents that subsequently took place during the quarter ended June 30, 2002. These rents were collected until the property was sold during the second quarter of 2002. Offsetting these decreases in other noninterest income was a $53,000 increase in gains on the sale of loans designated for sale as a result of our entry into the secondary mortgage loan market as we sought to insulate ourselves from interest rate risk by selling designated longer term fixed rate mortgage loans.

Noninterest expense increased by $239,000 to $4.6 million for the nine-months ended September 30, 2003 from $4.4 million for the comparable period in 2002. Salaries and benefits increased $223,000 for the comparable periods, occupancy costs increased $32,000, whereas advertising and promotion expense decreased $19,000 for the nine-month period ended September 30, 2003 compared to the nine-month period ended September 30, 2002. The increase in salaries and benefit costs was partially the result of the implementation of the recognition and retention plan ("RRP") approved by the stockholders at the annual meeting in May 2003. Also contributing to higher salary and benefit costs were increases in overall compensation and employee stock ownership plan expenses. Occupancy expenses increased due to increased real estate taxes and costs of repairs and maintenance to the office buildings offset somewhat by decreases in depreciation expenses. Advertising and promotion costs decreased due to a reduction in radio and television promotions.

Our federal and state taxes decreased $367,000 to $648,000 for the nine months ended September 30, 2003 from $1.0 million in the same period of 2002. This is primarily the result of lower pre-tax income for the period ended September 30, 2003.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of SFAS No. 5, 57, and 107 and Rescission of FIN 34. This Interpretation clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for and disclosure of the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements in interim or annual reports for periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. The application of this Interpretation did not have a material impact on the Company's consolidated statement of financial condition or consolidated statement of income.

In January 2003, FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires a company to consolidate a variable interest entity ("VIE") if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. FIN 46 is effective immediately for VIEs created after January 31, 2003. For VIEs created prior to February 1, 2003, FIN 46 would apply in the first interim period or fiscal year beginning after June 15, 2003, however this has been deferred by FASB until December 31, 2003. The implementation of FIN 46 did not have an impact on the Company's consolidated statement of financial condition or consolidated statement of income.

The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and Statement 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities", both of which generally became effective in the quarter beginning July 1, 2003. Management determined that, upon adopting the new standards, they will not materially affect the Company's operating results or financial condition because the Company does not have these instruments or engage in these activities.

LIQUIDITY

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Bank invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At September 30, 2003, cash and cash equivalents totaled $21.5 million. At September 30, 2003, the Bank had commitments to fund loans of $17.6 million. At September 30, 2003, certificates of deposit represented 55.6% of total deposits. The Bank expects to retain these deposit accounts. In addition, the Bank has borrowing capacity for an additional $50.3 million from the Federal Home Loan Bank without providing additional collateral. The Bank considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of September 30, 2003:

                                 ACTUAL             REQUIRED            EXCESS
                                 ------             --------            ------
(Dollars in thousands)           AMOUNT     %        AMOUNT     %       AMOUNT      %
                                 ------     -        ------     -       ------      -
Core capital
  (to adjusted total assets)    $28,500    11.9%    $ 9,600    4.0%    $18,900     7.9%
Risk-based capital
  to (risk-weighted assets)      30,100    23.7      10,200    8.0      19,900    15.7

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

We have sought to manage our interest rate risk by more closely matching the maturities of our interest rate sensitive assets and liabilities. In particular, we offer one-, three- and five-year adjustable rate mortgage loans, and three- and five-year balloon loans. Furthermore, our experience with subprime loans has been that these loans remain a part of our portfolio for a significantly shorter period of time than other one-to-four-family loans. In a low interest rate environment, borrowers typically prefer fixed-rate loans to adjustable-rate mortgages. We intend to sell into the secondary market some of our originations of longer-term fixed-rate loans. We do not solicit high-rate jumbo certificates of deposit or brokered funds.

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

The table below sets forth, as of June 30, 2003 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. The company expects the September 30, 2003 Net Portfolio Value to be similar to the June 30, 2003 table shown below.

                                                              NPV as % of
   Change in                                           Portfolio Value of Assets
Interest Rates            Net Portfolio Value          -------------------------
in Basis Points           -------------------             NPV       Basis Point
 (Rate Shock)       Amount     $ Change      % Change    Ratio        Change
---------------     ------     --------      --------    -----        ------
                        (Dollars in thousands)

     300           $27,340      -7,107         -21%      11.29%      -229bp
     200            30,154      -4,293         -12       12.24       -134bp
     100            32,647      -1,800          -5       13.04        -54bp
  Static            34,447                               13.58
    -100            33,963        -484          -1       13.31        -27bp
    -200               N/A         N/A         N/A         N/A          N/A
    -300               N/A         N/A         N/A         N/A          N/A

The table above indicates that at June 30, 2003, in the event of a 200 basis point increase in interest rates, we would experience a 12% decrease in net portfolio value. A 100 basis point decrease in interest rate would result in a 1% decrease in net portfolio value. All model outputs associated with the -300 and -200 basis point scenarios are not applicable because of the low prevailing interest rate environment.

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

      None

ITEM 5. OTHER INFORMATION.

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

                  None.

      (b)   Reports on Form 8-K.

                  The Company announced its September 30, 2003 financial results by press release. The press release was included as an exhibit and filed on October 23, 2003 on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AJS BANCORP, INC.


Date: 11/12/03                 /s/ Thomas R. Butkus
                               ------------------------------------------------
                               Thomas R. Butkus
                               Chief Executive Officer and Chairman of the Board


Date:  11/12/03                /s/ Lyn G. Rupich
                               ------------------------------------------------
                               Lyn G. Rupich
                               President and Chief Operating Officer