Form 10-K
period 2003-03-31
AJS BANCORP INC
filed 2004-03-25
CIK 1144515

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to_________

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-22). YES |_| NO |X|

      As of June 30, 2003, there were 2,430,921 shares outstanding of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of June 30, 2003, ($20.45) was $18,100,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2004 Annual Meeting of Stockholders (Parts I and
III).

                                     PART I

ITEM 1. BUSINESS

General

AJS Bancorp, Inc.

      Following completion of our mutual holding company and stock offering on December 26, 2001, AJS Bancorp, Inc. became the mid-tier stock holding company for A. J. Smith Federal Savings Bank. The business of AJS Bancorp, Inc. consists of holding all of the outstanding common stock of A. J. Smith Federal Savings Bank. AJS Bancorp, Inc. is chartered under Federal law. As part of our reorganization, we issued 1,227,544 shares of common stock to our mutual holding company parent, AJS Bancorp, MHC, and sold 1,179,406 shares to the public. Under federal regulations, so long as AJS Bancorp, MHC exists, it will own at least 50.1% of the voting stock of AJS Bancorp, Inc. At December 31, 2003, AJS Bancorp, Inc. had total consolidated assets of $238.4 million, total deposits of $183.8 million, and stockholders' equity of $32.1 million. Our executive offices are located at 14757 South Cicero Avenue, Midlothian, Illinois 60445, and our telephone number is (708) 687-7400.

A. J. Smith Federal Savings Bank

      A. J. Smith Federal Savings Bank was founded in 1892 by Arthur J. Smith as a building and loan cooperative organization. In 1924 we were chartered as an Illinois savings and loan association, and in 1934 we converted to a federal charter. In 1984 we amended our charter to become a federally chartered savings bank. We are a customer-oriented institution, operating from a main office in Midlothian, Illinois, and two branch offices in Orland Park, Illinois. We opened our second branch location in Orland Park in 2003. Our primary business activity is the origination of one- to four-family real estate loans. Since 1994 we also have originated a significant number of one- to four-family loans to persons with impaired credit histories which are classified as "subprime loans" under Office of Thrift Supervision criteria. Although, a portion of our existing loans consist of subprime loan products, originations of such loans has been significantly reduced. To a lesser extent, we originate multi-family, commercial real estate and consumer loans. As part of our current business plan, we intend to develop our business banking by offering commercial loans and deposit products and services to business customers. We also invest in securities, primarily United States Government Agency securities and mortgage-backed securities. In addition, we offer insurance and investment products and services.

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

Competition

      We face significant competition in both originating loans and attracting deposits. The Chicago metropolitan area has a high concentration of financial institutions, most of which are significantly larger institutions with greater financial resources than A. J. Smith Federal, and all of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-depository competitors such as mutual funds, securities and brokerage firms and insurance companies. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, continues to increase competition among financial services companies.

Lending Activities

      General. Our loan portfolio is comprised mainly of one- to four-family residential real estate loans. The vast majority of these loans have fixed rates of interest. In addition to one- to four-family residential real estate loans, our loan portfolio consists primarily of multi-family loans and home equity lines of credit. At December 31, 2003, our gross loans totaled $157.6 million, of which $120.8 million, or 76.6%, were secured by one- to four-family residential real estate, $24.1 million, or 15.3%, were secured by multi-family residential and commercial real estate, $12.0 million, or 7.7%, were home equity loans, and $696,000, or 0.4%, were consumer loans. Our lending area is the Chicago metropolitan area, with an emphasis on lending in the south and southwest suburbs.

      We try to reduce our interest rate risk by making our loan portfolio more interest rate sensitive. Accordingly, we offer adjustable rate mortgage loans, short-and medium-term mortgage loans, and three- and five-year balloon mortgages. In addition, we offer shorter-term consumer loans and home equity lines of credit with adjustable interest rates.

      A portion of our loan originations have consisted of loans to borrowers with impaired credit ratings, which are classified as "subprime" loans by the bank regulatory agencies. Our subprime loans are primarily secured by single family properties located throughout the Chicago metropolitan area, and generally are first or second mortgage loans. These loans generally have higher interest rates than traditional one- to four-family loans. Subprime loans are underwritten using the same criteria as our one- to four-family loans, except that loan applications will not necessarily be rejected because of the impaired credit history of a borrower or higher debt to income ratios than are permitted under Fannie Mae and Freddie Mac underwriting guidelines. At December 31, 2003, $18.3 million, or 11.6% of our loan portfolio, consisted of subprime loans based upon Office of Thrift Supervision criteria.

      Loan Portfolio Composition. The following table shows the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and allowances for losses) as of the dates indicated.

                                                                    At December 31,
                                         ----------------------------------------------------------------------
                                                  2003                    2002                     2001
                                         ---------------------   ---------------------    ---------------------
                                           Amount     Percent      Amount     Percent      Amount      Percent
                                         ---------    --------   ---------    --------    ---------    --------
                                                                (Dollars in thousands)
Real estate loans:
 One- to four-family (1) .............   $ 120,810       76.64%  $ 115,880       83.84%   $ 115,344       88.01%

 Multi-family and commercial .........      24,066       15.27      13,187        9.54        9,281        7.08
                                         ---------      ------   ---------      ------    ---------      ------
     Total real estate loans .........     144,876       91.91     129,067       93.38      124,625       95.09

Other Loans:
 Consumer loans ......................         696        0.44         782        0.56          765        0.59
 Home equity .........................      12,056        7.65       8,374        6.06        5,667        4.32
                                         ---------      ------   ---------      ------    ---------      ------
      Total loans ....................     157,628      100.00%    138,223      100.00%     131,057      100.00%
                                                        ======                  ======                   ======

Less:
 Allowance for loan losses ...........      (1,962)                 (2,082)                  (2,508)
 Deferred loan (fees) costs ..........         (16)                     24                       (5)
 Deferred gain on real estate contract         (22)                    (31)                     (39)
                                         ---------               ---------                ---------
 Total loans receivable, net .........   $ 155,628               $ 136,134                $ 128,505
                                         =========               =========                =========


                                                         At December 31,
                                         -----------------------------------------------
                                                  2000                      1999
                                         ---------------------     ---------------------
                                           Amount     Percent        Amount     Percent
                                         ---------    --------     ---------    --------
                                                      (Dollars in thousands)
Real estate loans:
 One- to four-family (1) .............   $  93,962       85.32%    $  91,818       82.03%

 Multi-family and commercial .........       9,442        8.57        11,919       10.65
                                         ---------      ------     ---------      ------
     Total real estate loans .........     103,404       93.89       103,737       92.68

Other Loans:
 Consumer loans ......................         733        0.66           516        0.46
 Home equity .........................       5,999        5.45         7,676        6.86
                                         ---------      ------     ---------      ------
      Total loans ....................     110,136      100.00%      111,929      100.00%
                                         =========      ======     =========      ======

Less:
 Allowance for loan losses ...........      (2,364)                   (2,158)
 Deferred loan (fees) costs ..........          52                        68
 Deferred gain on real estate contract         (55)                      (63)
                                         ---------                 ---------
 Total loans receivable, net .........   $ 107,769                 $ 109,776
                                         =========                 =========

---------------
(1) Subprime real estate loans totaled $18.3 million, $31.2 million, $47.1 million, $51.6 million and $54.9 million at December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

      Maturity of Loan Portfolio. The following table sets forth certain information regarding the dollar amounts maturing and the interest rate sensitivity of our loan portfolio at December 31, 2003. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                           Multi-Family
                                 One- to Four-Family      and Commercial             Consumer
                                 -------------------    -------------------    -------------------
                                            Weighted               Weighted               Weighted
                                             Average                Average                Average
                                  Amount      Rate       Amount      Rate       Amount      Rate
                                 --------   --------    --------   --------    --------   --------
                                                      (Dollars in thousands)
1 year or less ...............   $    869       8.39%   $  4,025       5.70%   $    201       4.90%
Greater than 1 to 3 years ....      2,483       7.81       2,635       6.37         277       6.24
Greater than 3 to 5 years ....      8,194       6.38      11,703       6.22         218       5.13
Greater than 5 to 10 years ...     26,965       6.50       4,517       6.39          --         --
Greater than 10 to 20 years ..     37,823       6.00       1,031       7.95          --         --
More than 20 years ...........     44,476       5.24         155       8.75          --         --

Total ........................   $120,810               $ 24,066               $    696
                                 ========               ========               ========


                                     Home Equity               Total
                                 -------------------    -------------------
                                            Weighted                Weighted
                                             Average                Average
                                  Amount      Rate       Amount      Rate
                                 --------   --------    --------   --------
                                           (Dollars in thousands)
1 year or less ...............   $    782       3.87%   $  5,877       5.83%
Greater than 1 to 3 years ....      1,297       4.05       6,692       6.45
Greater than 3 to 5 years ....      9,852       3.85      29,967       5.48
Greater than 5 to 10 years ...        125       3.75      31,607       6.47
Greater than 10 to 20 years ..         --         --      38,854       6.05
More than 20 years ...........         --         --      44,631       5.25

Total ........................   $ 12,056               $157,628
                                 ========               ========

      The total amount of loans due after December 31, 2004 which have predetermined interest rates is $113.4 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $38.3 million.

      One- to four-family Residential Real Estate Loans. Our primary lending activity consists of originating one- to four-family, owner-occupied, first and second residential mortgage loans, virtually all of which are secured by properties located in our market area. At December 31, 2003, these loans totaled $120.8 million, or 76.6% of our total loan portfolio. During 1994, we began to originate a substantial number of one- to four-family residential loans to borrowers with impaired credit histories. These loans are primarily originated from a network of mortgage brokers throughout our market area, and are classified as subprime loans by the bank regulatory agencies. We originate subprime loans using our customary underwriting standards, except that an application is not necessarily rejected because of the borrower's impaired credit history and higher debt-to-income ratios than are permitted under Fannie Mae underwriting guidelines. While subprime loans involve higher risks of loss than our other one- to four-family residential real estate loans, they provide us with higher yields to compensate for this risk. In 2001, we de-emphasized our subprime lending, and we anticipate that our level of subprime loans will continue to decrease in the future. At December 31, 2003, our subprime loans totaled $18.3 million, or 11.6% of total loans, wheareas at December 31, 2002, our subprime loans totaled $31.2 million, or 22.6% of total loans.

      We currently offer one- to four-family residential real estate loans with terms up to 30 years, although we emphasize the origination of one- to four-family residential loans with terms of 15 years or less. We offer our one- to four-family residential loans with adjustable or fixed interest rates. At December 31, 2003, $94.8 million, or 78.5% of our one- to four-family residential real estate loans had fixed rates of interest, and $26.0 million, or 21.5% of our one- to four-family residential real estate loans, had adjustable rates of interest. Our fixed rate loans include loans that generally amortize on a monthly basis over periods between 7 to 30 years. Our subprime loans generally amortize over a 15-year period. We also offer loans which generally have balloon payment features after three or five years. Our balloon loans generally amortize over periods of 15 years or more. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans. With respect to subprime loans, our experience has been that these loans remain outstanding for even shorter periods of time than our other one- to four-family loans.

      We currently offer adjustable rate mortgage loans with an initial interest rate fixed for one, three or five years, and annual adjustments thereafter based on changes in a designated market index. Our adjustable rate mortgage loans generally have an interest rate adjustment limit of 200 basis points per adjustment, with a maximum lifetime interest rate adjustment limit of 800 basis points and a floor of 500 basis points. Our adjustable rate mortgages are priced at a level tied to the one-year United States Treasury bill rate. In order to make our adjustable rate mortgages more attractive in the current low fixed mortgage rate environment, we began to offer discounted or teaser rates on our adjustable rate mortgages in July of 2003. These loans carry initial rates that are lower than the rate would be if it were to adjust according to the adjustable rate note and rider. We do not offer adjustable rate mortgages that offer the possibility of negative amortization.

      Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. For loans greater than $175,000 we utilize outside independent appraisers. For loans up to $175,000, appraisals are performed by in-house appraisers. For borrowers who do not obtain private mortgage insurance, our lending policies limit the maximum loan to value ratio on both fixed rate and adjustable rate mortgage loans to 80% of the appraised value of the property that is collateral for the loan (and up to 85% with respect to second fixed-rate mortgage loans). For one- to four-family residential real estate loans with loan to value ratios of between 80% and 95%, we require the borrower to obtain private mortgage insurance. For loans in excess of $75,000, we require the borrower to obtain title insurance. For first mortgage loan products under $75,000, we conduct a title search. For second mortgage type products in excess of $200,000, title insurance is required. For second mortgage type products under $200,000, we conduct a title search. We also require homeowners insurance and fire and casualty insurance on properties securing real estate loans.

      Multi-Family and Commercial Real Estate Loans. At December 31, 2003, $24.1 million, or 15.3% or our total loan portfolio, consisted of loans secured by multi-family and commercial real estate properties, virtually all of which are located in the State of Illinois. Our multi-family loans are secured by multi-family and mixed use properties. Our commercial real estate loans are secured by improved property such as offices, small business facilities, unimproved land, warehouses and other non-residential buildings. Our multi-family and commercial real estate loans are offered with fixed or adjustable rates. Our fixed rate multi-family and commercial real estate loans are offered with amortization schedules of up to 25 years, and generally have three- and five-year balloon features. At December 31, 2003, the average balance of our multi-family loans, as well as our commercial real estate loans was $227,000. We generally will make multi-family and commercial real estate loans for up to 80% of the cost of, or the appraised value of, the property securing the loan.

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

      As part of our business plan, we intend to develop our commercial lending. This lending may include non-real estate based loans, although at this time our non-real estate commercial loans are not a significant part of our lending. We are actively marketing our commercial business lending capability to local businesses. In addition, we are advising our existing commercial real estate and multi-family borrowers of our commercial business lending capability. Commercial business loans are typically offered with fixed rates and balloon features.

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

      Home Equity Lines of Credit. We offer home equity lines of credit, the total of which amounted to $12.0 million, or 7.7% of our total loan portfolio, as of December 31, 2003. Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. We generally offer these loans with a maximum loan to appraised value ratio of 90% (including senior liens on the collateral property). We currently offer these lines of credit for a period of five years, and generally at rates tied to the prevailing prime interest rate. Our home equity lines of credit are generally underwritten in the same manner as our one- to four-family residential loans.

      Consumer Loans. We are authorized to make loans for a variety of personal and consumer purposes. As of December 31, 2003, consumer loans totaled $696,000, or 0.4% of our total loan portfolio. Our consumer loans consist primarily of automobile loans and loans secured by deposit accounts. Automobile loans accounted for $514,000 of our consumer loans at December 31, 2003. Our procedure for underwriting consumer loans includes an assessment of the applicant's credit history and ability to meet existing obligations and payments of the proposed loan, as well as an evaluation of the value of the collateral security, if any. Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or are secured by assets that tend to depreciate in value, such as automobiles. In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining value often does not warrant further substantial collection efforts against the borrower.

      Loan Originations, Purchases, Sales and Servicing. Although we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed- versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders in our market area. These lenders include commercial banks, savings institutions, credit unions, and mortgage banking companies, as well as life insurance companies, and Wall Street conduits that also actively compete for local real estate loans. Our loan originations come from a number of sources, including real estate broker referrals, existing customers, borrowers, builders, attorneys, and "walk-in" customers.

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

      In the past, we have sold loans on a servicing retained basis. At December 31, 2003, the dollar amount of mortgage servicing rights was insignificant.

      The following table shows our loan origination and repayment activities for the periods indicated. We did not purchase any loans during the periods indicated.

                                                   Years Ended December 31,
                                            -----------------------------------
                                              2003         2002         2001
                                            ---------    ---------    ---------
                                                      (In thousands)
Loans receivable, beginning of period ... $ 138,223 $ 131,057 $ 110,136 Originations by type:
Real estate- one to four-family (1) .....      50,531       42,596       50,673
Multi-family and commercial .............      19,426        5,124        4,810
Non-real estate -consumer ...............         452        1,569        4,613
Home equity .............................      13,588        9,374        1,491
                                            ---------    ---------    ---------
Total loans originated ..................      83,997       58,663       61,587

Sales ...................................      (3,269)        (127)

Principal repayments: ...................     (61,323)     (51,370)     (40,666)
                                            ---------    ---------    ---------

Loans receivable, at end of period ......   $ 157,628    $ 138,223    $ 131,057
                                            =========    =========    =========

----------------
(1) Including subprime real estate loan originations of $462,000, $1.1 million and $14.9 million for the years ended December 31, 2003, 2002, and 2001, respectively.

      Loan Approval Procedures and Authority. Our lending activities are subject to written, non-discriminatory underwriting standards and loan origination procedures adopted by management and the Board of Directors. All loans, regardless of size or type, are initially reviewed by a loan officer. Our junior loan officers have the authority to approve loans in amounts up to $30,000 with the approval of a designated officer. Senior loan officers who obtain the approval of a designated officer, have the authority to approve loans in amounts up to $100,000. Loans in excess of $100,000 and up to the Fannie Mae single family loan limit, currently $333,700, must be reviewed and approved by a senior loan officer and a Vice President or Senior Vice President. All loans of $333,700 or less that do not meet our standard underwriting ratios and credit criteria must be reviewed by the Senior Vice President or in their absence, an Assistant Vice President and another bank officer. The Officers Loan Committee, which consists of Raymond Blake, Edward Milen, Lyn G. Rupich, Donna Manuel and
W. Anthony Kopp, has the authority to approve all loans up to $750,000. Loans in excess of $750,000 must be approved by the Chief Executive Officer and the Board of Directors.

      Loans-to-One-Borrower. Federal savings banks are subject to the same loans-to-one-borrower limits as those applicable to national banks, which restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At December 31, 2003, our lending limit was $5.3 million. At December 31, 2003, our largest lending relationship to one borrower totaled $2.6 million. At December 31, 2003, we had 26 lending relations in which the total amount outstanding exceeded $500,000. All of the loans under these large lending relationships were performing in accordance with their terms.

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

      In the event the borrower does not cure the default within 30 days of the postmark of the notice of default, we may instruct our attorneys to institute foreclosure proceedings depending on the loan-to-value ratio or our relationship with the borrower. We hold property foreclosed upon as real estate owned. We carry foreclosed real estate at its fair market value less estimated selling costs. If a foreclosure action begins and the loan is not brought current or paid in full before the foreclosure sale, we will either sell the real property securing the loan at the foreclosure sale or sell the property as soon thereafter as practical.

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

      As of December 31, 2003, our total non-accrual loans were $1.1 million, compared to $1.1 million at December 31, 2002, and $1.6 million at December 31, 2001.

      The following table sets forth our loan delinquencies by type, amount and percentage at December 31, 2003.

                                                               Loans Delinquent For:
                                 ---------------------------------------------------------------------------------
                                         60-89 Days               90 Days and Over        Total Delinquent Loans
                                 -------------------------   -------------------------   -------------------------
                                                   Percent                     Percent                     Percent
                                                   of Loan                     of Loan                     of Loan
                                 Number  Amount   Category   Number  Amount   Category   Number  Amount   Category
                                 ------  ------   --------   ------  ------   --------   ------  ------   --------
                                                                (Dollars in thousands)
Real estate:
  One- to four-family .......        8   $  485     0.40%       18   $1,430     1.18%       26   $1,915     1.58%
  Multi-family and commercial        2      141     0.58         1        3     0.01         3      144     0.59
  Consumer and other ........       --       --       --         4       17     2.44         4       17     2.44
  Home equity ...............        2       89     0.73        --       --       --         2       89     0.73

     Total ..................       12   $  715     0.45%       23   $1,450     0.92%       35   $2,165     1.37%

      The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio. For all years presented, we had no troubled debt restructurings within the meaning of Statement of Financial Accounting Standards No. 15. For the periods presented, we had no accruing loans delinquent more than 90 days. Foreclosed assets include assets acquired in settlement of loans.

                                                         At December 31,
                                         ----------------------------------------------
                                          2003      2002      2001      2000      1999
                                         ------    ------    ------    ------    ------
                                                    (Dollars In thousands)
Non-accruing loans:
One- to four-family ..................   $1,116    $  860    $1,124    $  965    $1,651
Multi-family and commercial ..........        3       113       341       225        --
Consumer and other ...................       17        --        --         6        22
Home equity ..........................       --        79       111        --        --
                                         ------    ------    ------    ------    ------
   Total non-accruing loans ..........    1,136     1,052     1,576     1,196     1,673
                                         ------    ------    ------    ------    ------

Total nonperforming loans ............    1,136     1,052     1,576     1,196     1,673

Real estate owned ....................       23        43       161       305        --
                                         ------    ------    ------    ------    ------
Total nonperforming assets ...........   $1,159    $1,095    $1,737    $1,501    $1,673
                                         ======    ======    ======    ======    ======

Total as a percentage of
  total assets .......................     0.49%     0.49%     0.79%     0.77%     0.84%

Nonperforming loans as percentage of
  gross loans receivable .............     0.72%     0.76%     1.20%     1.09%     1.49%

      For the year ended December 31, 2003, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $92,000. The amount that was included in interest income totaled $42,000 for the year ended December 31, 2003.

      Real Estate Owned. Real estate owned consists of property acquired through formal foreclosure or by deed in lieu of foreclosure, and is recorded at the lower of recorded investment or fair value. Write-downs from recorded investment to fair value which are required at the time of foreclosure are charged to the allowance for loan losses. After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At December 31, 2003, we held real estate owned of $23,000.

      Classification of Assets. Consistent with regulatory guidelines, we provide for the classification of loans and other assets, such as securities, that are considered to be of lesser credit quality as substandard, special mention, doubtful or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the savings institution will sustain some loss if the deficiencies are not corrected. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Doubtful assets are those that are past maturity and therefore require additional steps to protect our collateral. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated as special mention by management.

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

      On the basis of management's review of our asset portfolio at December 31, 2003, we had classified $1.2 million of our assets as substandard, $606,000 of our assets as special mention, and $270,000 as doubtful.

      Allowance for Loan Losses. The following table sets forth information regarding our allowance for loan losses and other ratios at or for the dates indicated.

                                                            Years Ended December 31,
                                          ------------------------------------------------------------
                                            2003         2002         2001         2000         1999
                                          --------     --------     --------     --------     --------
                                                             (Dollars In thousands)
Balance at beginning of period ........   $  2,082     $  2,508     $  2,364     $  2,158     $  1,919

Charge-offs:
One- to four-family ...................       (110)        (306)        (219)         (78)        (287)
Multi-family and commercial ...........         --          (90)          --           --           --
Consumer and other ....................         --           --           --          (16)          --
Home equity ...........................        (10)         (50)         (50)          --           --
                                          --------     --------     --------     --------     --------
Total charge-offs .....................       (120)        (446)        (269)         (94)        (287)
Recoveries:
One- to four-family loans .............         61           --           --           --            1
                                          --------     --------     --------     --------     --------

Net charge-offs (1) ...................        (59)        (446)        (269)         (94)        (286)
Provisions for loan losses ............        (61)          20          413          300          525
                                          --------     --------     --------     --------     --------
Balance at end of period ..............   $  1,962     $  2,082     $  2,508     $  2,364     $  2,158
                                          ========     ========     ========     ========     ========

Ratio of net charge-offs during
 the period to average loans
 outstanding during the period ........       0.04%        0.33%        0.23%        0.09%        0.26%

Ratio of net charge-offs during
 the period to non-performing loans ...       5.19        42.40        17.07         7.86        17.10

Ratio of non-performing assets to total
  assets at end of period .............       0.49         0.49         0.79         0.77         0.84
Ratio of allowance for loan losses to
 non-performing loans .................     172.71       197.91       159.15       197.66       128.99
Ratio of allowance for loan losses to
 loans receivable, gross ..............       1.24         1.51         1.91         2.15         1.93

-----------
(1) Net charge-offs of sub-prime loans totaled $110,000, $245,000, $269,000, $78,000 and $286,000, for the years ended December 31, 2003, 2002, 2001,
      2000 and 1999, respectively.

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

                                                                         At December 31,
                              ---------------------------------------------------------------------------------------------------
                                            2003                               2002                             2001
                              -------------------------------   --------------------------------   ------------------------------
                                                     Percent                            Percent                           Percent
                                                    of Loans                           of Loans                          of Loans
                                           Loan      in Each                  Loan      in Each                  Loan     in Each
                              Amount of   Amounts   Category    Amount of    Amounts   Category    Amount of   Amounts   Category
                              Loan Loss     by      to Total    Loan Loss       by     to Total    Loan Loss     by      to Total
                              Allowance  Category     Loans     Allowance   Category     Loans     Allowance  Category     Loans
                              ---------  ---------  ---------   ---------   ---------  ---------   ---------  ---------  ---------
                                                                    (Dollars in thousands)
One- to four-family ........  $   1,450  $ 120,800      76.64%  $   1,655   $ 115,880      83.84%  $   2,057  $ 115,344      88.01%
Multi-family and commercial          19     24,066      15.27          58      13,187       9.54         133      9,281       7.08
Consumer and other .........          7        696       0.44           3         782       0.56           8        765       0.59
Home equity ................        227     12,056       7.65         278       8,374       6.06         232      5,667       4.32
Unallocated ................         88         --         --          88          --         --          78         --         --
                              ---------  ---------     ------   ---------   ---------     ------   ---------  ---------     ------
  Total loans ..............  $   1,962  $ 157,618     100.00%  $   2,082   $ 138,223     100.00%  $   2,508  $ 131,057     100.00%
                              =========  =========     ======   =========   =========     ======   =========  =========     ======

                                                             At December 31,
                                 ----------------------------------------------------------------------
                                                2000                                1999
                                 ---------------------------------    ---------------------------------
                                                        Percent of                            Percent
                                                         Loans in                             of Loans
                                               Loan        Each                     Loan       in Each
                                 Amount of    Amounts    Category     Amount of    Amounts    Category
                                 Loan Loss      by       to Total     Loan Loss      by       to Total
                                 Allowance   Category      Loans      Allowance   Category      Loans
                                 ---------   ---------   ---------    ---------   ---------   ---------
                                                       (Dollars in thousands)
One- to four-family .........    $   1,889   $  93,962       85.32%   $   1,695   $  91,818       82.03%
Multi-family and commercial .          160       9,442        8.57          124      11,919       10.65
Consumer and other ..........            9         733        0.66            9         516        0.46
Home equity .................          221       5,999        5.45          240       7,676        6.86
Unallocated .................           85          --          --           90          --          --
                                 ---------   ---------      ------    ---------   ---------      ------
  Total loans ...............    $   2,364   $ 110,136      100.00%   $   2,158   $ 111,929      100.00%
                                 =========   =========      ======    =========   =========      ======

      Management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific but are reflective of the probable, incurred losses inherent in the loan portfolio. This includes management's periodic review of loan collectibility in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions such as housing trends, inflation rates and unemployment rates, geographic concentrations of loans within our immediate market area, and both peer financial institution historic loan loss experience and levels of allowance for loan losses. Generally, small balance, homogenous type loans, such as one- to four-family, mortgage, consumer and home equity loans are evaluated for impairment in total. The allowance related to these loans is established primarily by using loss experience data by general loan type. Subprime loans are evaluated as a separate group due to their higher credit risk characteristics. Nonperforming loans are evaluated individually, based primarily on the value of the underlying collateral securing the loan. Larger loans, such as multi-family mortgages are also generally evaluated for impairment individually. The allowance is allocated to each loan type based on the results of the evaluation described above. Small differences between the allocated allowance balance and the recorded allowance amount is reflected as "unallocated" to absorb losses resulting form the inherent imprecision involved in the loss evaluation process.

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

      We had no securities classified as held to maturity at December 31, 2003. Our securities classified as available-for-sale totaled $28.6 million at December 31, 2003, and consisted of Federal agency obligations, primarily Federal Farm Credit Bank notes and Federal Home Loan Bank obligations with maturities of one to five years, and an ARM mutual fund. At December 31, 2003, we had $5.2 million invested in an adjustable rate mortgage mutual fund that invests primarily in adjustable rate mortgage backed securities, and collateralized mortgage obligations.

      We also have $13.6 million invested in Federal Home Loan Bank stock at December 31, 2003. For further information regarding our securities portfolio, see Note 3 to Consolidated Financial Statements.

      The following table sets forth the composition of our securities portfolio at the dates indicated.

                                                                 At December 31,
                              -----------------------------------------------------------------------------------------
                                                2003                                           2002
                              ------------------------------------------    -------------------------------------------
                              Carrying     % of        Fair       % of      Carrying     % of        Fair       % of
                               Value      Total       Value      Total       Value      Total       Value      Total
                              --------   --------    --------   --------    --------   --------    --------   --------
                                                              (Dollars in thousands)
Securities classified as
  held to  maturity (at
  amortized cost):

Municipal bonds ...........   $     --         --%   $     --         --%   $     91       0.22%   $     91       0.22%

Securities classified as
available for sale (at fair
value):

Shay ARM mutual fund ......      5,209      12.33       5,209      12.33       3,137       7.71       3,137       7.71

U.S. Government securities          --         --          --         --       1,016       2.50       1,016       2.50

FHLB ......................     18,263      43.25      18,263      43.25      25,373      62.34      25,373      62.34

FFCB ......................      3,076       7.28       3,076       7.28       3,478       8.54       3,478       8.54

FHLMC .....................         --         --          --         --       1,015       2.49       1,015       2.49

FNMA ......................      2,020       4.78       2,020       4.78       2,058       5.06       2,058       5.06

Other equity investments ..         53       0.13          53       0.13          56       0.14          56       0.14
                              --------     ------    --------     ------    --------     ------    --------     ------

Subtotal ..................     28,621      67.77      28,621      67.77      36,133      88.78      36,133      88.78
                              --------     ------    --------     ------    --------     ------    --------     ------
FHLB stock ................     13,612      32.23      13,612      32.23       4,477      11.00       4,477      11.00
                              --------     ------    --------     ------    --------     ------    --------     ------

Total securities and FHLB
stock .....................   $ 42,233     100.00%   $ 42,233     100.00%   $ 40,701     100.00%   $ 40,701     100.00%
                              ========     ======    ========     ======    ========     ======    ========     ======

Average remaining life of
securities ................  12.5 months                                   17.3 months

Other interest-earning
assets:

Interest-bearing deposits
with banks ................   $  9,829     100.00%   $  9,829     100.00%   $  9,955      62.39%   $  9,955      62.39%

Federal funds sold ........         --         --          --         --       6,000      37.61       6,000      37.61
                              --------     ------    --------     ------    --------     ------    --------     ------

Total .....................   $  9,829     100.00%   $  9,829     100.00%   $ 15,955     100.00%   $ 15,955     100.00%
                              ========     ======    ========     ======    ========     ======    ========     ======

                                            At December 31,
                              ------------------------------------------
                                                 2001
                              ------------------------------------------
                              Carrying     % of        Fair       % of
                               Value      Total       Value      Total
                              --------   --------    --------   --------
                                        (Dollars in thousands)
Securities classified as
  held to  maturity (at
  amortized cost):

Municipal bonds ...........   $    559       1.20%   $    559       1.20%

Securities classified as
available for sale (at fair
value):

Shay ARM mutual fund ......         --         --          --         --

U.S. Government securities       1,014       2.17       1,014       2.17

FHLB ......................     37,107      79.43      37,107      79.43

FFCB ......................      6,725      14.39       6,725      14.39

FHLMC .....................         --         --          --         --

FNMA ......................         --         --          --         --

Other equity investments ..         --         --          --         --
                              --------     ------    --------     ------

Subtotal ..................     44,846      95.99      44,846      95.99
                              --------     ------    --------     ------

FHLB stock ................      1,314       2.81       1,314       2.81
                              --------     ------    --------     ------


Total securities and FHLB
stock .....................   $ 46,719     100.00%   $ 46,719     100.00%
                              ========     ======    ========     ======

Average remaining life of
securities ................  18.1 months

Other interest-earning
assets:

Interest-bearing deposits
with banks ................   $  9,037      33.42%   $  9,037      33.42%

Federal funds sold ........     18,000      66.58      18,000      66.58
                              --------     ------    --------     ------

Total .....................   $ 27,037     100.00%   $ 27,037     100.00%
                              ========     ======    ========     ======

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

      At December 31, 2003, our mortgage-backed securities totaled $14.0 million, which represented 5.9% of our total assets at that date. At December 31, 2003, $13.9 million of our mortgage-backed securities were classified as available-for-sale. At that date, virtually all of our mortgage-backed securities had fixed rates of interest. We purchased $10.5 million of mortgage-backed securities during the year ended December 31, 2003, and $10.0 million during the year ended December 31, 2002. For information regarding the maturities of our mortgage-backed securities, see Note 3 of Notes to Consolidated Financial Statements.

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

      The following table sets forth the composition of our mortgage-backed securities at the dates indicated.

                                                            At December 31,
                                    -----------------------------------------------------------------
                                           2003                    2002                  2001
                                    -------------------    -------------------    -------------------
                                    Carrying     % of      Carrying     % of      Carrying     % of
                                     Value      Total       Value      Total       Value      Total
                                    --------   --------    --------   --------    --------   --------
                                                         (Dollars in thousands)
Mortgage-backed securities
 classified as held to maturity
  (at amortized cost):
 Ginnie Mae .....................   $    176       1.25%   $    254       1.58%   $    340       3.64%
 Freddie Mac ....................         --         --          14       0.09          26       0.28
 Other ..........................          1       0.01           1       0.01           3       0.03
Mortgage-backed securities
 classified as available for sale
  (at fair value):
 Fannie Mae .....................     12,129      86.45      13,971      87.11       6,600      70.71
 Freddie Mac ....................      1,725      12.29       1,799      11.21       2,365      25.34

       Total ....................   $ 14,031     100.00%   $ 16,039     100.00%   $  9,334     100.00%
                                    ========     ======    ========     ======    ========     ======

      Carrying Values, Yields and Maturities. The composition and maturities of our debt securities portfolio and of our mortgage-backed securities, excluding equity investments and FHLB stock, are indicated in the following table. Cost represents the amortized cost of the securities and mortgage-backed securities at December 31, 2003. See Note 3 to the Notes to Consolidated Financial Statements.

                                                          At December 31, 2003
                             --------------------------------------------------------------------------------
                             Less Than       1 to 5       5 to 10         Over
                               1 Year        Years         Years        10 Years          Total Securities
                             ----------    ----------    ----------    ----------    ------------------------
                             Amortized     Amortized     Amortized     Amortized     Amortized
                                Cost          Cost          Cost          Cost          Cost       Fair Value
                             ----------    ----------    ----------    ----------    ----------    ----------
                                                         (Dollars in thousands)
Securities ...............   $   11,050    $   11,007    $    1,000    $       --    $   23,057    $   23,359
Mortgage-backed securities           --             6         1,299        12,675        13,980        14,033
                             ----------    ----------    ----------    ----------    ----------    ----------
Total securities .........   $   11,050    $   11,013    $    2,299    $   12,675    $   37,037    $   37,392
                             ==========    ==========    ==========    ==========    ==========    ==========

Weighted average yield ...         5.74%         3.48%         4.87%         5.07%         4.78%

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

      Deposit Activity. The following table sets forth our deposit flows during the periods indicated.

                                    Years Ended December 31,
                              -------------------------------------
                                 2003          2002          2001
                              ---------     ---------     ---------
                                      (Dollars in thousands)

Opening balance ...........   $ 169,008     $ 171,809     $ 161,251
Deposits ..................     517,327       444,269       482,870
Withdrawals ...............    (507,549)     (450,552)     (477,631)
Interest credited .........       5,061         3,482         5,319
                              ---------     ---------     ---------

Ending balance ............   $ 183,847     $ 169,008     $ 171,809
                              =========     =========     =========

Net increase (decrease) ...   $  14,839     $  (2,801)    $  10,558
                              =========     =========     =========

Percent increase (decrease)        8.78%        (1.63)%        6.55%
                              =========     =========     =========

      Deposit Accounts. The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered as of the dates indicated.

                                                              At December 31,
                                     -----------------------------------------------------------------
                                             2003                  2002                   2001
                                     -------------------    -------------------    -------------------
                                      Amount    Percent      Amount    Percent      Amount    Percent
                                     --------   --------    --------   --------    --------   --------
                                                           (Dollars in thousands)
Transactions and Savings Deposits:

Checking accounts ................   $  3,607       1.96%   $  3,309       1.96%   $  3,233       1.88%
Passbook accounts ................     51,755      28.15      44,328      26.23      40,939      23.83
NOW accounts .....................     19,603      10.66      19,322      11.43      24,894      14.49
Money market accounts ............      7,514       4.09       7,720       4.57      11,900       6.93
                                     --------     ------    --------     ------    --------     ------

Total non-certificates ...........     82,479      44.86      74,679      44.19      80,966      47.13
                                     --------     ------    --------     ------    --------     ------

Certificates:

 0.00 - 3.99% ....................     64,824      35.26      48,339      28.59      31,566      18.37
 4.00 - 5.99% ....................     26,516      14.42      30,634      18.13      30,754      17.90
 6.00 - 7.99% ....................     10,011       5.45      15,340       9.08      28,486      16.58
 8.00 - 9.99% ....................         17       0.01          16       0.01          37       0.02
                                     --------     ------    --------     ------    --------     ------

Total certificates ...............    101,368      55.14      94,329      55.81      90,843      52.87
                                     --------     ------    --------     ------    --------     ------
Total deposits ...................   $183,847     100.00%   $169,008     100.00%   $171,809     100.00%
                                     ========     ======    ========     ======    ========     ======

      Deposit Maturity Schedule. The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2003.

                                                                         8.00%-                   Percent
                                  0-3.99%    4.00-5.99%   6.00-7.99%   or greater     Total      of Total
                                 --------    ----------   ----------   ----------    --------    --------
                                                        (Dollars in thousands)
Certificate accounts maturing
in quarter ending:

March 31, 2004 ..............    $ 17,200     $  1,111     $     77     $     --     $ 18,388       18.14%
June 30, 2004 ...............      10,110          930          450           --       11,490       11.34
September 30, 2004 ..........       5,363          768          390           --        6,521        6.43
December 31, 2004 ...........       6,857          380          950           --        8,187        8.08
March 31, 2005 ..............       7,783        1,419        4,115            5       13,322       13.14
June 30, 2005 ...............       1,269          974        1,605           --        3,848        3.80
September 30, 2005 ..........       1,756        2,114          714           --        4,584        4.52
December 31, 2005 ...........       2,289          795        1,078           --        4,162        4.11
March 31, 2006 ..............       2,062          773          116           12        2,963        2.92
June 30, 2006 ...............         690          609          125           --        1,424        1.40
September 30, 2006 ..........       1,038          819            9           --        1,866        1.84
December 31, 2006 ...........       1,447          782           --           --        2,229        2.20
March 31, 2007 ..............          --           --           --           --           --          --

Thereafter ..................       6,960       15,042          382           --       22,384       22.08
                                 --------     --------     --------     --------     --------      ------

   Total ....................    $ 64,824     $ 26,516     $ 10,011     $     17     $101,368      100.00%
                                 ========     ========     ========     ========     ========      ======

   Percent of total .........       63.95%       26.16%        98.7%        0.02%

      Large Certificates. The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2003.

                                                                         Maturity
                                               -------------------------------------------------------------
                                               3 Months     Over 3 to    Over 6 to     Over 12
                                                or Less     6 Months     12 Months     Months        Total
                                               ---------    ---------    ---------    ---------    ---------
                                                                      (In thousands)
Certificates of deposit less than $100,000     $  14,839    $   9,286    $   8,607    $  41,819    $  74,551
Certificates of deposit of $100,000 or more        3,173        2,104        2,035       13,699       21,011
Public funds (1) ..........................          375          100        4,066        1,265        5,806

Total certificates of deposit .............    $  18,387    $  11,490    $  14,708    $  56,783    $ 101,368
                                               =========    =========    =========    =========    =========

-----------
(1) Deposits from governmental and other public entities. The amounts shown under public funds include deposits of $100,000 or more totaling $5.7 million.

      Borrowings. We may obtain advances from the Federal Home Loan Bank of Chicago upon the security of the common stock we own in the Federal Home Loan Bank and our qualifying residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

      The following table sets forth the maximum month-end balance and average balance of FHLB advances, securities sold under agreements to repurchase and other borrowings for the periods indicated.

                                              Years Ended  December 31,
                                           --------------------------------
                                             2003        2002        2001
                                           --------    --------    --------
                                                   (In thousands)
Maximum balance:
 FHLB advances ........................    $ 19,000    $ 17,000    $ 13,000

Average balance:
 FHLB advances ........................    $ 18,373    $ 14,000    $ 12,167

      The following table sets forth the balances of, and weighted average interest rate on, certain borrowings at the dates indicated.

                                                            At December 31,
                                                   ----------------------------------
                                                     2003         2002         2001
                                                   --------     --------     --------
                                                          (Dollars In thousands)
FHLB advances .................................    $ 17,000     $ 16,000     $ 13,000

Weighted average interest rate of FHLB advances        4.52%        4.91%        6.19%

Employees

      At December 31, 2003, we had a total of 54 full-time and 30 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

      A.J.S. Insurance, LLC was our wholly owned service corporation subsidiary which until December 31, 2003 offered insurance and investment products such as homeowners' insurance, fixed and variable rate annuities and mutual funds. As of December 31, 2003, A.J.S. Insurance LLC, became inactive and the products and services it offered are now offered by A. J. Smith Federal Savings Bank. We will continue to offer all the products that were formerly offered by the LLC.

Regulation

      Loans-to-One-Borrower. Federal savings banks generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of December 31, 2003, we were in compliance with our loans-to-one-borrower limitations.

      Qualified Thrift Lender Test. As a federal savings bank, we are required to satisfy a qualified thrift lender test whereby we must maintain at least 65% of our "portfolio assets" in "qualified thrift investments." These consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. "Portfolio assets" generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. As of December 31, 2003, we maintained 85.53% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.

      Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution. A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition, or (4) the institution is not eligible for expedited review of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company, as well as certain other institutions, must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

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

      Our authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans we may make to these persons based, in part, on our capital position, and requires approval procedures to be followed. At December 31, 2003, we were in compliance with these regulations.

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

      The regulatory guidance emphasizes that the federal banking agencies believe that responsible subprime lending can expand credit access for consumers and offer attractive returns for the savings institution. The guidance is applicable to savings institutions that have subprime lending programs greater than or equal to 25% of core capital. As part of the regulatory guidance, examiners must provide greater scrutiny of (i) an institution's ability to administer its higher risk subprime portfolio, (ii) the allowance for loan losses to ensure that the portion of the allowance allocated to the subprime portfolio is sufficient to absorb the estimated credit losses for the portfolio, and (iii) the level of risk-based capital that the savings institution has to ensure that such capital levels are adequate to support the savings institution's subprime lending activities. The Office of Thrift Supervision has not required us to restrict our subprime lending activities, nor has it required us to maintain specific levels in our allowance for loan losses or risk based capital as a result of our subprime lending activities.

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

      The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At December 31, 2003, A. J. Smith Federal met each of its capital requirements. In addition, we have has not been advised by the Office of Thrift Supervision of any deficiencies in our allowance for loan losses or capital levels as a result of our subprime lending program.

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

Federal Home Loan Bank System

      We are a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Chicago, we are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of our unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of our borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2003, we were in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

Federal Reserve System

      Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2003, we were in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

Holding Company Regulation

      General. AJS Bancorp, MHC and AJS Bancorp, Inc. are nondiversified mutual savings and loan holding companies within the meaning of the Home Owners' Loan Act. As such, AJS Bancorp, MHC and AJS Bancorp, Inc. are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over AJS Bancorp, Inc. and AJS Bancorp, MHC and their subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, AJS Bancorp, Inc. and AJS Bancorp, MHC are generally not subject to state business organization laws.

      Permitted Activities. Pursuant to Section 10(o) of the Home Owners' Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company, such as AJS Bancorp, MHC, and a federally chartered mid-tier holding company such as AJS Bancorp, Inc. may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987;
(x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

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

      Waivers of Dividends by AJS Bancorp, MHC. Office of Thrift Supervision regulations require AJS Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from AJS Bancorp, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members;
(ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations. AJS Bancorp, MHC may waive dividends paid by AJS Bancorp, Inc. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by AJS Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event AJS Bancorp, MHC converts to stock form.

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

Sarbanes-Oxley Act of 2002

      The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934.

      The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules requiring the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

      Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the regulations that have been promulgated to implement the Sarbanes-Oxley Act, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

      Taxation

Federal Taxation

      For federal income tax purposes, AJS Bancorp, Inc. and A. J. Smith Federal file separate federal income tax returns on a calendar year basis using the accrual method of accounting.

      As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. However, transactions which would require recapture of the pre-1988 tax bad debt reserve include redemption of A. J. Smith Federal's stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes. At December 31, 2003, A. J. Smith Federal had approximately $2.4 million of pre-1988 bad debt reserves. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

                                   MANAGEMENT

Executive Officers of AJS Bancorp, Inc.

      The following individuals hold the following executive officer positions of AJS Bancorp, Inc.

       Name             Age          Position
------------------    -----    ---------------------
Thomas R. Butkus        56     Chairman of the Board and Chief Executive Officer

Lyn G. Rupich           41     President

W. Anthony Kopp         53     Senior Vice President

Pamela N. Favero        40     Chief Financial Officer

Availability of Annual Report on Form 10-K

      Our Annual Report on Form 10-K may be accessed on our website at www.ajsmithbank.com.

ITEM 2. PROPERTIES

Properties

      At December 31, 2003, we conducted our business from our main office at 14757 South Cicero, Midlothian, Illinois, a branch office located at 8000 West 159th Street, Orland Park, Illinois and a branch office located at 11275 W. 143rd Street, Orland Park, Illinois. We own all of our branch locations. At December 31, 2003, the net book value of our office locations was $4.5 million.

ITEM 3. LEGAL PROCEEDINGS

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. At December 31, 2003, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      (a) The Company's Common Stock is quoted on the electronic bulletin board under the symbol "AJSB."

      The following table sets forth the range of the high and low bid prices of the Company's Common Stock for the prior eight calendar quarters and is based upon information provided by Nasdaq. The Company has not paid any dividends since the completion of its initial public offering.

                                                       Prices of Common Stock
                                                       ----------------------
                                                         High           Low
                                                       -------        -------
Calendar Quarter Ended
March 31, 2002 .................................        $14.15        $13.50
June 30, 2002 ..................................         15.35         14.00
September 30, 2002 .............................         15.00         14.05
December 31, 2002 ..............................         17.75         14.60
March 31, 2003 .................................         18.00         17.40
June 30, 2003 ..................................         20.75         17.50
September 30, 2003 .............................         21.20         20.20
December 31, 2003 ..............................         23.50         21.10

      As of December 31, 2003, the Company had 448 stockholders of record.

      (d) None.

ITEM 6. SELECTED FINANCIAL DATA

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

                                                        At December 31,
                                     ----------------------------------------------------
                                       2003       2002       2001       2000       1999
                                     --------   --------   --------   --------   --------
                                                    (Dollars in thousands)
Selected Financial Condition Data:
Total Assets .....................   $238,384   $222,570   $219,780   $195,690   $199,251
Loans receivable, net ............    155,628    136,134    128,505    107,769    109,776
Mortgage-backed securities:
  Held to maturity ...............        177        269        369        472        536
  Available for sale .............     13,854     15,770      8,965     10,420      9,305
Securities:
  Held to maturity ...............         --         91        559        319        388
  Available for sale .............     28,621     36,133     44,846     46,957     37,153
Deposits .........................    183,847    169,008    171,809    161,251    161,793
Total borrowings .................     17,000     16,000     13,000     12,000     17,500
Equity ...........................     32,105     33,646     31,248     19,215     16,947


                                                        Years Ended December 31,
                                     -----------------------------------------------------------
                                        2003        2002         2001         2000         1999
                                     ---------   ---------    ---------    ---------    ---------
                                                         (Dollars in thousands)
Selected Operations Data:
Total interest income........        $  12,347   $  13,113    $  13,645    $  14,236    $  13,418
Total interest expense.......            5,069       5,426        7,482        8,504        7,532
                                     ---------   ---------    ---------    ---------    ---------
  Net interest income........            7,278       7,687        6,163        5,732        5,886
Provision for loan losses....              (61)         20          413          300          525
                                     ----------  ---------    ---------    ---------    ---------
Net interest income after
  provision for loan losses..            7,339       7,667        5,750        5,432        5,361
Noninterest income...........            1,091       1,599        1,146        1,036        1,164
  Noninterest expense........            6,255       5,855        5,401        4,463        4,472
                                     ---------   ---------    ---------    ---------    ---------
  Income before taxes........            2,175       3,411        1,495        2,005        2,053
  Income tax provision.......              782       1,296          516          666          791
                                     ---------   ---------    ---------    ---------    ---------
     Net income..............        $   1,393   $   2,115    $     979    $   1,339    $   1,262
                                     =========   =========    =========    =========    =========
  Net income per share.......        $     .60   $      .90         N/A          N/A          N/A

----------
N/A - Not applicable, as A. J. Smith Federal Savings Bank did not have any stockholders.

                                                                 Years Ended December 31,
                                                  --------------------------------------------------------
                                                    2003        2002        2001        2000        1999
                                                  --------    --------    --------    --------    --------
                                                                   (Dollars in thousands)
Selected Financial Rations and Other Data:

Performance Ratios:
Return on assets (ratio of net income to
   average total assets) ......................       0.58%       0.98%       0.48%       0.69%       0.65%
Return on equity (ratio of net income to
   average equity) ............................       4.15        6.50        4.80        7.39        7.51
Interest rate spread information:
Average during period .........................       2.93        3.39        2.95        2.77        2.96
Net interest margin (1) .......................       3.20        3.78        3.27        3.04        3.21
Ratio of operating expense to average total
  assets ......................................       2.62         .72        2.65        2.23        2.30
Efficiency ratio (2) ..........................      74.74        3.04       73.90       65.94       63.43
Ratio of average interest-earning assets to
  average interest-bearing liabilities ........     112.29       14.49      107.96      105.84      105.95

Asset Quality Ratios:
Non-performing assets to total assets at end of
  period ......................................       0.49        0.49        0.79        0.77        0.84
Allowance for loan losses to non-performing
  loans .......................................     172.71      197.91      159.15      197.66      128.99
Allowance for loan losses to loans receivable,
  gross .......................................       1.24        1.51        1.91        2.15        1.93

Capital Ratios:
Equity to total assets at end of period .......      13.47       15.12       14.22        9.82        8.76
Average equity to average assets ..............      14.02       15.14       10.00        9.06        8.65
Other Data:
Number of full-service offices ................          3           3           2           2           2

-----------
(1)   Net interest income divided by average interest earning assets.

(2) Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

      This Annual Report contains certain "forward-looking statements" which may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, commercial and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

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

      Highlights of our business strategy are as follows:

      o Continuing One- to Four-Family Residential Real Estate Lending. Historically, we have emphasized one- to four-family residential lending within our market area. As of December 31, 2003, $120.8 million, or 76.6%, of our total loan portfolio consisted of one- to four-family residential real estate loans. During the year ended December 31, 2003, we originated $50.5 million of one- to four-family residential real estate loans. We intend to continue to originate one- to four-family loans because of our expertise with this type of lending.

      o Reducing Reliance on Subprime Loans. In 1994, we began originating "subprime" loans through mortgage brokers to borrowers with impaired credit histories. Since that time and up to the end of 1999, a significant number of our one- to four-family loan originations were subprime loans primarily because they offered higher yields than traditional one- to four-family mortgage loans. At December 31, 1999, $54.9 million of our loans, comprising 49.1% of our total loans, consisted of loans categorized as subprime loans. Beginning in 2000, we determined to de-emphasize the origination of such loans, because they carry greater credit risk. At December 31, 2003, our subprime loans totaled $18.3 million, or 11.6% of total loans.

      o Commercial Business Lending. We intend to originate more commercial business loans to complement our one- to four-family residential real estate lending. These loans will most likely encumber business real estate whenever possible, however, we may use non-real estate based liens when necessary. Although commercial business loans were an insignificant component of our loan portfolio at December 31, 2003, we are committed to developing our commercial business lending and our commercial business banking services. We have added a senior commercial banking officer to our staff with extensive experience in originating and servicing commercial business loans. We may add one or more additional experienced commercial business lending personnel to our staff as circumstances warrant. We believe that expanding our commercial business lending will enable us to improve the yield on our loan portfolio and diversify our assets while continuing to meet the needs of our community.

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

      o Controlled Growth of Our Business. We intend to grow and expand our operations as market conditions warrant and consistent with our loan underwriting and capital criteria. In this regard, we are diversifying our lending operations by introducing commercial business lending, and we are marketing our deposit products to our commercial customers. In addition, we built a new branch facility in Orland Park, Illinois, which opened in December 2002. Should market conditions be such that we feel the institution would benefit from an additional branch we may pursue the opening of a fourth branch facility. We believe these strategies will increase our presence in our market area.

Comparison of Financial Condition at December 31, 2003 and December 31, 2002

      Our total assets increased by $15.8 million, or 7.1%, to $238.4 million at December 31, 2003 from $222.6 million at December 31, 2002. Cash and cash equivalents decreased $3.1 million or 13.5% to $19.8 million at December 31, 2003 from $22.9 million at December 31, 2002. Securities decreased $9.6 million or 18.4%, to $42.7 million at December 31, 2003 from $52.2 million at December 31, 2002. Loans receivable increased $19.5 million or 14.3% to $155.6 at December 31,2003 from $136.1 million at December 31, 2002. The increase in loans and decrease in cash and cash equivalents and securities represents our attempt to invest the cash and proceeds from securities maturities into higher yielding assets. Federal Home Loan Bank (FHLB) stock increased $9.1 million, to $13.6 million at December 31, 2003 from $4.5 million at December 31, 2002. The increase in FHLB stock reflects the desire to obtain the relatively high dividend rate paid by the FHLB when compared to other possible investments with the same risk/return profile.

      Total deposits increased $14.8 million, or 8.8%, to $183.8 million at December 31, 2003 from $169.0 million at December 31, 2002. $6.5 million of the increase in deposits is due to the opening of our new branch facility in December of 2002. Transaction and savings accounts increased to $82.5 million at December 31, 2003 from $74.7 million at December 31, 2002; certificate of deposit accounts increased to $101.4 million from $94.3 million at December 31, 2002.

      Federal Home Loan Bank advances increased to $17.0 million at December 31, 2003 from $16.0 million at December 31, 2002. The increase in FHLB advances was used to fund the purchase of mortgage backed securities that paid a higher yield than our cost of the advances.

      At December 31, 2003 the Company had non-performing assets of $1.2 million compared to $1.1 million as of December 31, 2002. The allowance for loan losses was $2.0 million at December 31, 2003, and $2.1 million at December 31, 2002. This represents a ratio of allowance for loan losses to gross loans receivable of 1.24% at December 31, 2003 and 1.51% at December 31, 2002. Sub-prime loan balances decreased $12.9 million to $18.3 million at December 31, 2003 from $31.2 million at December 31, 2002. The decrease in sub-prime loans reflects our decision to de-emphasize this type of lending.

      Total stockholders' equity decreased $1.5 million to $32.1 million at December 31, 2003 from $33.6 million at December 31, 2002. The decrease was primarily the result of the Company's purchase of $1.5 million in treasury stock and recording a liability for the put option feature on the allocated portion of the Employee Stock Option Plan (ESOP). The Company's ESOP allows the employee to "put" the stock back to the Company in the event that there is not an actively traded market for the Company's stock. Equity also decreased due to a $788,000 change in unrealized gain on securities available-for-sale. These decreases were offset by net income of $1.4 million for the year ended December 31, 2003.

Comparison of Financial Condition at December 31, 2002 and December 31, 2001

      Our total assets increased by $2.8 million, or 1.3%, to $222.6 million at December 31, 2002 from $219.8 million at December 31, 2001. Loans receivable increased $7.6 million, or 5.9%, to $136.1 at December 31,2002 from $128.5 million at December 31, 2001. Securities decreased $2.5 million or 4.6%, to $52.2 million at December 31, 2002, from $54.7 million at December 31, 2001. The increase in loans and decrease in securities represents the Bank's attempt to invest the cash received from maturing securities into higher yielding loans.

      Total deposits decreased $2.8 million, or 1.6%, to $169.0 million at December 31, 2002 from $171.8 million at December 31, 2001. While deposits were relatively stable, our transaction and savings deposits decreased to $74.7 million at December 31, 2002, from $81.0 million at December 31, 2001, largely due to the refund of excess stock subscription money that was on deposit as of December 31, 2001. Our certificate of deposit accounts increased to $94.3 million from $90.8 million at December 31, 2001.

      Federal Home Loan Bank advances increased to $16.0 million at December 31, 2002, from $13.0 million at December 31, 2001. The increase in FHLB advances was used to fund the purchase of mortgage backed securities that would allow us to enhance revenue by creating a positive spread between the yield on the securities and the cost of the advances.

      At December 31, 2002 the Company had non-performing assets of $1.1 million compared to $1.7 million as of December 31, 2001. The allowance for loan losses was $2.1 million at December 31, 2002, and $2.5 million at December 31, 2001. This represents a ratio of allowance for loan losses to gross loans receivable of 1.51% at December 31, 2002 and 1.91% at December 31, 2001. Sub-prime loan balances decreased $15.9 million to $31.2 million at December 31, 2002, from $47.1 million at December 31, 2001. The decrease in sub-prime loans reflects our decision to de-emphasize this type of lending.

      Total stockholders' equity increased to $33.6 million at December 31, 2002, from $31.2 million at December 31, 2001. The increase was primarily the result of the Company's net income of $2.1 million for the year ended December 31, 2002.

      Comparison of Operating Results for the Years Ended December 31, 2003 and December 31, 2002

      General. Net income decreased $722,000, or 34.1%, to $1.4 million for the year ended December 31, 2003, from $2.1 million for the year ended December 31, 2002. The decrease in net income resulted from a decrease in net interest income, a decrease in non-interest income, and an increase in non-interest expense, partially offset by a decrease in the provision for loan losses.

      Interest Income. Total interest income declined to $12.3 million for the twelve months ended December 31, 2003, down $766,000 or 5.8% from $13.1 million for the same period in 2002. The decrease in interest income resulted primarily from decreases in income on loans and securities partially offset by increases in income on federal funds sold and income on interest bearing deposits.

      Interest income from loans decreased $399,000 to $9.3 million for the year ended December 31, 2003, from $9.7 million for the year ended December 31, 2002. The decrease in interest income from loans was due to a decline in the average yield on loans, which decreased to 6.3% during 2003, from 7.3% during 2002. The decrease in yield was primarily due to overall declining interest rates in the marketplace. Our average balance of loans increased to $148.9 million during 2003, from an average balance of loans of $133.7 million during 2002.

      Interest income from securities decreased $683,000 to $2.2 million for the year ended December 31, 2003, from $2.9 million for the year ended 2002. The decrease was due to lower interest rates earned on these assets due to a general decline in market interest rates, as well as lower average balances in securities. During 2003, we reinvested the maturing assets into higher earning loan products. Our average yield was 4.6% and the average balance of securities was $48.7 million for 2003. Our average yield was 5.7% and the average balance of securities was $51.0 million for 2002.

      Interest income from interest-earning deposits increased $279,000, or 71.5%, to $669,000 for the year ended December 31, 2003, from $390,000 for the year ended December 31, 2002. The increase resulted from increases in the average outstanding balance to $20.8 million from $15.4 million, and an increase in the average yield to 3.2% from 2.5%. This reflects our decision to carry an investment of $13.6 million in FHLB stock, which had a relatively high yield of 6.50% for the last three months of 2003. This relatively higher earning asset caused our average yield for interest-bearing deposits as a whole to increase rather than to decline as would be expected given the lower interest rates in the marketplace. Our FHLB stock totaled $13.6 million at December 31, 2003, compared to $4.5 million at December 31, 2002.

      Interest income on federal funds sold increased to $98,000 for the year ended December 31, 2003, from $61,000 for the same period in 2002. This is due to higher average federal fund balances for 2003, our yield was 1.1% on average federal fund balances of $9.0 million for December 31, 2003, whereas the yield was 1.7% on average federal fund balances of $3.5 million for December 31, 2002.

      Interest Expense. Interest expense on deposits decreased by $441,000, or 9.5% to $4.2 million for the year ended December 31, 2003, from $4.7 million for 2002. The decrease in our cost of deposits was due to the general decline in market interest rates and certificates of deposit maturing and renewing at lower rates during 2003. Average deposits increased to $184.2 million for the year ended December 31, 2003, from $163.9 million for 2002. Our average cost of deposits decreased to 2.3% from 2.8% for the respective periods. Interest expense on borrowings increased to $859,000 for the twelve months ended December 31, 2003, from $775,000 for the same period during 2002. This was due to additional Federal Home Loan Bank borrowings.

      Net Interest Income. Net interest income decreased by $409,000 or 5.3% to $7.3 million for the twelve months ended December 31, 2003, from $7.7 million for the same period in 2002. Our net interest rate spread decreased 46 basis points to 2.93% from 3.39%, while our net interest margin decreased 58 basis points to 3.20% from 3.78%. The ratio of average interest-earning assets to average interest-bearing liabilities fell to 112.29% for the year ended December 31, 2003, from 114.49% for the same period in 2002.

      Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, we made a negative provision of $61,000 for the year ended December 31, 2003 and a $20,000 provision for the same period in 2002. The provision decreased due to an overall improvement in the quality of our assets as our subprime loan balances fell to $18.3 million at December 31, 2003, from $31.2 million at December 31, 2002. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. Originations of subprime loans during the year ended December 31, 2003 and 2002 were

$462,000 and $1.1 million, respectively. The allowance for loan losses was $2.0 million, or 1.24%, of loans outstanding at December 31, 2003, as compared with $2.1 million, or 1.51%, of loans outstanding at December 31, 2002. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

      Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2003 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

      Noninterest Income. Noninterest income decreased to $1.1 million for the year ended December 31, 2003, from $1.6 million for the comparable period in 2002. The $500,000 decrease was the result of reductions in gain on sale of other real estate, insurance commission income, rental income, and correspondent fees. Gain on the sale of other real estate decreased $162,000, insurance commissions decreased $78,000, rental income decreased $50,000 and correspondent fees decreased $277,000 for the year ended December 31, 2003, when compared to the same period in 2002. The decrease in gain on sale of other real estate is the result of several properties that were repossessed and sold in 2002 for more than what was originally expected. The decrease in insurance commissions was due to lower sales of annuity products during the twelve-month period ended December 31, 2003, when compared to the same period in 2002. The decrease in rental income occurred due to a loan on an apartment building defaulting during 2002 and the resulting repossession and collection of rents that subsequently took place in 2002 until we found a buyer for the property. The decrease in correspondent fees is a result of our decision to reduce the staffing in that department which resulted in a decrease in loan volume. These decreases were offset by increases in various other noninterest income items of $48,000 for the year ended December 31, 2003, when compared to the year ended December 31, 2002. The increase in other noninterest income was the result of a profit on the sale of securities and gain on the sale of loans held for sale. We do not expect sales such as these to be an integral part of our business.

      Noninterest Expense. Noninterest expense increased $400,000 to $6.3 million for the year ended December 31, 2003, from $5.9 million in 2002. Salaries and benefit expense accounted for $354,000 of this increase, occupancy costs increased $65,000, advertising and promotion expense increased $16,000, offset in part by data processing costs which decreased $35,000.

      Salaries and employee benefits represented 58.1% and 56.0% of total noninterest expense for the years ended December 31, 2003 and 2002. The increase in salaries and benefits is primarily the result of the implementation of the recognition and retention plan (RRP), which was approved at the annual meeting on May 21, 2003. The RRP increased salary and benefit expense by $182,000 in 2003. As the RRP was only in place since May of 2003 we would expect the costs associated with the plan to increase in 2004 when it will be expensed for a full year. In addition, normal salary increases, an increase in costs associated with the ESOP, greater insurance costs, and additional staffing for our new branch facility caused the salary and employee benefits to increase.

      Occupancy costs increased during the year ended December 31, 2003 due to increased real estate tax expense, increased maintenance and increased depreciation expense, when compared with the previous year, offset by a decrease in furniture and fixture depreciation expense. Increased real estate taxes, maintenance and building depreciation costs all rose due to the purchase of our new branch office in Orland Park. Offsetting these increases was a decrease in furniture and fixture depreciation costs. Our depreciation costs declined due to a group of our assets reaching fully depreciated status in mid-2002. We expect furniture and fixture depreciation costs to increase in 2004 as we replace aging and obsolete computer equipment. Advertising costs increased during 2003 due to the promotion of our new branch facility. Data processing costs decreased in 2003 as a result of the renegotiation of our service contract.

      Provision for Income Taxes. The provision for income taxes decreased to $782,000, or 35.9%, of income before income taxes for the year ended December 31, 2003 from $1.3 million, or 38.0% of income before taxes, for the year ended December 31, 2002, due to a decline in pretax earnings.

Comparison of Operating Results for the Years Ended December 31, 2002 and December 31, 2001

      General. Net income increased $1.1 million, or 116.0%, to $2.1 million for the year ended December 31, 2002, from $979,000 for the year ended December 31, 2001. The increase in net income resulted from a decrease in interest expense, a decrease in the provision for loan losses and an increase an noninterest income, partially offset by a decrease in interest income and an increase in noninterest expense.

      Interest Income. Total interest income declined to $13.1 million for the twelve months ended December 31, 2002, down $532,000 or 3.9% from $13.6 million for the same period in 2001. The decrease in interest income resulted primarily from decreases in income on securities and federal funds sold, offset by an increase in interest income on loans and interest bearing deposits.

      Interest income from loans increased $200,000 to $9.7 million for the year ended December 31, 2002, from $9.5 million for the year ended December 31, 2001. The increase in interest income from loans was due to increased loan balances as the average yield on loans fell to 7.29% for 2003, from 8.09% in 2001. This drop in yield was primarily due to overall declining interest rates in the marketplace.

      The gain in interest income from loans was more than offset by a decrease in securities income of $506,000 and a decrease in federal fund income of $302,000. These decreases were primarily due to lower interest rates earned on these assets due to a general decline in market interest rates, as well as shrinking balances in securities and federal funds as we reinvested our cash in higher earning loan products. Our yield was 5.72% on average securities balances of $51.0 million for December 31, 2002, whereas our yield was 6.18% on average securities balances of $55.4 million for December 31, 2001. Similarly, our yield was 1.74% on average federal fund balances of $3.5 million for December 31, 2002, whereas the yield was 4.76% on average federal fund balances of $7.6 million for December 31, 2001.

      Interest income from interest-bearing deposits increased $76,000, or 24.2%, to $390,000 for the year ended December 31, 2002, from $314,000 for the year ended December 31, 2001. The increase resulted from an increase in the average outstanding balance to $15.4 million from $7.4 million, while the average yield decreased to 2.5% from 4.2%, reflecting lower market interest rates in 2002.

      Interest Expense. Interest expense on deposits decreased by $2.1 million or 30.9% to $4.7 million for the year ended December 31, 2002, from $6.7 million for 2001. The decrease in our cost of deposits was due to the general decline in market interest rates and certificates of deposit maturing and renewing at lower rates during 2002. Average deposits increased to $163.9 million for the year ended December 31, 2002, from $162.3 million for 2001. Our average cost of deposits decreased to 2.84% from 4.14% for the respective periods. Interest expense on borrowings increased marginally to $775,000 for the twelve months ended December 31, 2002, from $756,000 for the same period during 2001. This was largely due to additional Federal Home Loan Bank borrowings.

      Net Interest Income. Net interest income increased by $1.5 million or 24.7% to $7.7 million for the twelve months ended December 31, 2002, from $6.2 million for the same period in 2001. Our net interest rate spread increased 44 basis points to 3.39% from 2.95%, while our net interest margin increased 51 basis points to 3.78% from 3.27%. The ratio of average interest-earning assets to average interest-bearing liabilities improved to 114.49% for the year ended December 31, 2002, from 107.96% for the same period in 2001.

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

      Noninterest Income. Noninterest income increased to $1.6 million for the year ended December 31, 2002, from $1.1 million for the comparable period in 2001. The $453,000 increase included higher insurance commissions of $73,000, an increase in correspondent fees of $290,000, and an increase in rental income of $40,000. These increases were partially offset by a decrease in service charge fees of $87,000 in 2002. Insurance commissions have been consistently rising over this twelve-month period due to greater sales of insurance products. Correspondent fee income has increased due to the addition of our new correspondent lending department, which started at the beginning of this year. The increase in rental income occurred due to a loan on an apartment building defaulting and the resulting repossession and collection of rents that subsequently took place until we found a buyer for the property.

      Noninterest Expense. Noninterest expense increased $454,000 to $5.9 million for the year ended December 31, 2002, from $5.4 million in 2001. Salaries and benefit expense accounted for $319,000 of this increase, occupancy costs increased $32,000, advertising and promotion expense increased $52,000, data processing costs increased $26,000, other noninterest expenses increased $195,000, while the amortization of mortgage servicing rights decreased $170,000.

      Salaries and employee benefits represented 56.0% and 54.8% of total noninterest expense for the years ended December 31, 2002 and 2001. The increase in salaries and benefits is a result of normal salary increases, an increase in costs associated with the ESOP, greater insurance costs, and additional staffing for our new branch facility.

      Occupancy costs increased mostly due to increased real estate tax expense, when compared with the previous year. We received a refund of $70,000 in real estate taxes in the fourth quarter of 2001. The $70,000 refund reduced occupancy costs for the year 2001. Additionally, real estate tax expense increased due to the purchase of our new branch office in Orland Park. We expect our real estate taxes to increase in the future as this new property moves into the "fully improved" category. Offsetting the increase in real estate taxes is a $33,000 decrease in depreciation costs. Our depreciation costs declined due to a group of our assets reaching fully depreciated status in 2002.

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

      Other noninterest expense increased $195,000, or 22.5%, to $1.1 million for the year ended December 31, 2002, from $868,000 during the same period in 2001. This increase reflects higher costs of $75,000 associated with becoming a public company, a portion of which was due to filing and printing costs, an increase in loan expenses of $36,000, an increase of $25,000 in postage which primarily occurred due to the increased mail solicitations our correspondent lending department engaged in during the year, and an increase in our legal expense during the year of $24,000.

      Provision for Income Taxes. The provision for income taxes increased to $1.3 million, or 38.0%, of income before income taxes for the year ended December 31, 2002, from $516,000, or 34.5% of income before taxes, for the year ended December 31, 2001.

Average Balance Sheets

      The following tables present for the periods indicated the total dollar amount of interest income on average interest-earning assets and the resultant yields, the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, as well as yields and costs at December 31, 2003. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

                                                            At December 31, 2003
                                                    ------------------------------------
                                                    Actual Balance          Yield/Rate
                                                    --------------        --------------
                                                            (Dollars in thousands)
Interest-earning assets:
  Loans receivable (1) ......................          $157,628                 5.73%
  Securities ................................            42,281                 4.50
  Interest-bearing deposits and other .......            23,568                 4.52
                                                       --------               ------
    Total interest-earning assets ...........          $223,477                 5.37
                                                       ========               ======

Interest-bearing liabilities:
  Passbook savings ..........................          $ 51,755                 1.00
  NOW accounts ..............................            19,603                 0.27
  Checking accounts .........................             3,607                  0.0
  Money market accounts .....................             7,514                 0.72
  Time deposits .............................           101,368                 3.21
                                                       --------               ------
    Total deposits ..........................           183,847                 2.11
  FHLB advances .............................            17,000                 4.52
                                                       --------               ------
    Total interest-bearing liabilities ......          $200,847                 2.31
                                                       ========               ======

Net interest income .........................             7,278
Net interest rate spread ....................                                   3.06%
                                                                              ======
Net earning assets ..........................          $ 22,630
                                                       ========
Average interest-earning assets to average
  interest-liabilities ......................                                 111.27%
                                                                              ======

------------
(1)   Yield at December 31, 2003 excludes loan fees.

Average Balance Sheets

                                                                Years Ended December 31,
                                   ----------------------------------------------------------------------------------
                                                     2003                                       2002
                                   ---------------------------------------    ---------------------------------------
                                     Average       Interest                     Average       Interest
                                   Outstanding      Earned/                   Outstanding      Earned/
                                     Balance         Paid       Yield/Rate      Balance         Paid       Yield/Rate
                                     -------         ----       ----------      -------         ----       ----------
                                                                 (Dollars in thousands)
Interest-earning assets:
    Loans receivable ..........      $148,862      $  9,346          6.28%      $133,745      $  9,745          7.29%
    Securities ................        48,748         2,234          4.58         51,022         2,917          5.72
    Interest-bearing deposits
      and other ...............        20,809           669          3.21         15,358           390          2.54
    Federal funds .............         9,008            98          1.09          3,500            61          1.74
                                     --------      --------        ------       --------      --------        ------
       Total interest-earning
         assets ...............      $227,427        12,347          5.43       $203,625        13,113          6.44
                                     ========      --------        ------       ========      --------        ------

Interest-bearing liabilities:
    Passbook savings ..........        48,624           518          1.07       $ 42,996           652          1.52
    NOW accounts ..............        23,098            66          0.29         21,146            91          0.43
    Money market accounts .....         8,878            75          0.84          8,483           137          1.61
    Time deposits .............       103,555         3,551          3.43         91,228         3,771          4.13
                                     --------      --------                     --------      --------
       Total deposits .........       184,155         4,210          2.29        163,853         4,651          2.84
    FHLB advances .............        18,373           859          4.68         14,000           775          5.54
                                     --------      --------        ------       --------      --------        ------
       Total interest-bearing
         liabilities ..........      $202,528         5,069          2.50       $177,853         5,426          3.05
                                     ========      --------        ------       ========      --------        ------

Net interest income ...........                    $  7,278                                   $  7,687
Net interest rate spread ......                                      2.93%                                      3.39%
                                                                   ======                                     ======
Net earning assets ............      $ 24,899                                   $ 25,772
Net yield on average interest-
  earning assets ..............                                      3.20%                                      3.78%
                                                                   ======                                     ======
Average interest-earning assets
  to average interest-bearing
  liabilities .................                                    112.29%                                    114.49%
                                                                   ======                                     ======


                                           Years Ended December 31,
                                   ---------------------------------------
                                                     2001
                                   ---------------------------------------
                                     Average       Interest
                                   Outstanding      Earned/
                                     Balance         Paid       Yield/Rate
                                     -------         ----       ----------
                                            (Dollars in thousands)
Interest-earning assets:
    Loans receivable ..........      $118,028      $  9,545          8.09%
    Securities ................        55,357         3,423          6.18
    Interest-bearing deposits
      and other ...............         7,419           314          4.23
    Federal funds .............         7,625           363          4.76
                                     --------      --------        ------
       Total interest-earning
         assets ...............      $188,429        13,645          7.24
                                     ========      --------        ------

Interest-bearing liabilities:
    Passbook savings ..........      $ 38,299         1,027          2.68
    NOW accounts ..............        20,519           150          0.73
    Money market accounts .....         9,840           317          3.22
    Time deposits .............        93,716         5,232          5.58
                                     --------      --------
       Total deposits .........       162,374         6,726          4.14
    FHLB advances .............        12,167           756          6.21
                                     --------      --------        ------
       Total interest-bearing
         liabilities ..........      $174,541         7,482          4.29
                                     ========      --------        ------

Net interest income ...........                    $  6,163
Net interest rate spread ......                                      2.95%
                                                                   ======
Net earning assets ............      $ 13,888
Net yield on average interest-
  earning assets ..............                                      3.27%
                                                                   ======
Average interest-earning assets
  to average interest-bearing
  liabilities .................                                    107.96%
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

                                                                     Years Ended December 31,
                                            --------------------------------------------------------------------------
                                                        2003 vs. 2002                         2002 vs. 2001
                                            ------------------------------------   -----------------------------------
                                              Increase/(Decrease)                    Increase/(Decrease)
                                                    Due to             Total                 Due to            Total
                                            ----------------------    Increase     ----------------------     Increase
                                             Volume        Rate      (Decrease)      Volume       Rate       (Decrease)
                                                                          (In thousands)
Interest-earning assets
   Loans receivable .....................   $   1,033    $  (1,432)   $    (399)   $   1,199    $    (999)   $     200
   Securities ...........................        (125)        (558)        (683)        (258)        (248)        (506)
   Interest-bearing deposits and other ..         159          120          279          238         (162)          76
   Federal funds ........................          67          (30)          37         (139)        (163)        (302)
                                            ---------    ---------    ---------    ---------    ---------    ---------
       Total interest-earning assets ....   $   1,134    $  (1,900)   $    (766)   $   1,040    $  (1,572)   $    (532)
                                            =========    =========    =========    =========    =========    =========

Interest-bearing liabilities
   Transaction and savings deposits .....          92         (313)        (221)          79         (693)        (614)
   Certificate accounts .................         471         (691)        (220)        (139)      (1,322)      (1,461)
   Borrowings ...........................         217         (133)          84          114          (95)          19
                                            ---------    ---------    ---------    ---------    ---------    ---------
       Total interest-bearing liabilities   $     780    $  (1,137)   $    (357)   $      54    $  (2,110)   $  (2,056)
                                            =========    =========    =========    =========    =========    =========

Net interest income .....................   $     354    $    (763)   $    (409)   $     986    $     538    $   1,524

Management of Market Risk

      General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee, which consists of senior management operating under a policy adopted by the Board of Directors, meets as needed to review our asset/liability policies and interest rate risk position.

      We have sought to manage our interest rate risk by more closely matching the maturities of our interest-rate-sensitive assets and liabilities. In particular, we offer one; three-and five-year adjustable rate mortgage loans, and three-and five-year balloon loans. Furthermore, our experience with subprime loans has been that these loans remain a part of our portfolio for a significantly shorter period of time than other one- to four-family loans. In a low interest rate environment, borrowers typically prefer fixed-rate loans to adjustable-rate mortgages. We intend to sell into the secondary market our originations of longer-term fixed-rate loans. We do not solicit high-rate jumbo certificates of deposit or brokered funds.

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

      The table below sets forth, as of September 30, 2003 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.

                                                                            Net Portfolio Value as
                                                                            a % of Present Value of
                                      Net Portfolio Value                     Assets/Liabilities
                     -------------------------------------------------      -----------------------
     Change in
   Interest Rates      Estimated            Amount of
   (Basis Points)         NPV                Change            Percent      NPV Ratio      Change(1)
   --------------         ---                ------            -------      ---------      ------
                                       (Dollars in thousands)
        +300         $   27,831           $ (8,054)             (22)%          11.67%       (262)
        +200             30,881             (5,004)             (14)           12.71        (158)
        +100             33,624             (2,261)              (6)           13.61         (68)
          0              35,885                                                14.29
        -100             35,904                 19               --            14.19         (10)

(1)   Expressed in basis points.

      The table above indicates that at September 30, 2003, in the event of a 100 basis point decrease in interest rates, we would experience a nominal change in net portfolio value. In the event of a 100 basis point increase in interest rates, we would experience a 6% decrease in net portfolio value.

      Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve, regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on its net interest income, and will differ from actual results.

Critical Accounting Policies and Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the Company's financial position or results of operations. Actual results could differ from those estimates. Discussed below are those critical accounting policies that are of particular significance to the Company.

      Allowance for Loan Losses. The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan and lease portfolio. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

      The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards No. (SFAS) 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loan loss element is determined statistically using a loss analysis that examines loss experience. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume.

      The unallocated portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated allowance includes a component that accounts for the inherent imprecision in loan loss models. Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss. The historical losses used in the analysis may not be representative of actual unrealized losses inherent in the portfolio.

      There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all of the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect earnings or financial position in future periods.

Liquidity and Capital Resources

      We maintain liquid assets at levels we consider adequate to meet our liquidity needs. Our liquidity ratio averaged 21.7% and 28.7% for the years ended December 31, 2003 and 2002. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

      Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning investments and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the Federal Home Loan Bank of Chicago amounted to $9.8 million at December 31, 2003 and $10.0 million at December 31, 2002. For additional information about cash flows from our operating, financing, and investing activities, see Consolidated Statements of Cash Flows included in the financial statements.

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

      Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago which provide an additional source of funds. At December 31, 2003, we had $17.0 million in advances from the Federal Home Loan Bank of Chicago. Of this amount, $4.2 million is due within one year, $5.0 million is due between one and three years, $4.8 million is due between four and five years and $3.0 million is due after five years.

      At December 31, 2003, we had outstanding commitments of $11.7 million to originate loans. This amount does not include the unfunded portion of loans in process. At December 31, 2003, certificates of deposit scheduled to mature in less than one year totaled $44.6 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits may be significantly higher upon renewal in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities.

      Liquidity. We are required to maintain liquid assets in an amount that would ensure our safe and sound operation. Our liquidity ratio at December 31, 2003 was 17.67%.

      The following table sets forth our contractual obligations and commercial commitments at December 31, 2003.

                                         Less than                             After
                               Total      1 year     1-3 Years   4-5 years    5 Years
                             ---------   ---------   ---------   ---------   ---------
                                                (In thousands)
FHLB advances ............   $  17,000   $   4,200   $   5,000   $   4,800   $   3,000


                                           Total
                                          Amounts    Less than                              Over
                                         Committed    1 year     1-3 Years   4-5 years    5 Years
                                         ---------   ---------   ---------   ---------   ---------
                                                              (In thousands)
Lines of credit ......................   $  12,884   $   1,834   $   4,585   $   6,465   $      --
Standby letters of credit (1) ........         228         228          --          --          --
Other commitments to extend credit (1)      11,712      11,712          --          --          --
                                         ---------   ---------   ---------   ---------   ---------
   Total .............................   $  24,824   $  13,774   $   4,585   $   6,465   $      --
                                         =========   =========   =========   =========   =========

----------
(1)   Represents amounts committed to customers.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See ITEM 7 "Management's Discussion and Analysis of Financial Consolidation and Results of Operations--Management of Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements identified in Item 15(a)(1) hereof are incorporated by reference hereunder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures.

      Under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal year (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

      (b) Changes in internal controls.

      There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

      See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning Directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors." In addition, see "Executive Officers of AJS Bancorp, Inc." in Item 1 for information concerning the Company's executive officers.

      The Board of Directors has adopted a Code of Ethics, applicable to the Chief Executive Officer, President and Chief Financial Officer. The Code of Ethics may be accessed through our website at www.ajsmithbank.com and is filed as Exhibit 14 hereto.

ITEM 11. EXECUTIVE COMPENSATION

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information concerning principal accountant fees and services is incorporated herein by reference from the Company's Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

      (a)(1) Financial Statements

            o     Report of Independent Auditors

            o Consolidated Statements of Financial Condition at December 31, 2003 and 2002

            o Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001

            o Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2003, 2002 and 2001

            o Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

            o     Notes to Consolidated Financial Statements.

      (a)(2) Financial Statement Schedules

            No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

      (a)(3) Exhibits

            10.1 Employment Agreement with Thomas R. Butkus

            10.2  AJS Bancorp, Inc. 2003 Stock Option Plan(1)

            10.3 AJS Bancorp, Inc. 2003 Recognition and Retention Plan(1) Financial Statements

            13    Financial Statements

            14    Code of Ethics

            21    Subsidiaries of the Registrant

            23 Consent of Auditors to incorporate financial statements into Form S-8

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.3 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K

            On October 23, 2003, the Company filed a Current Report on Form 8-K to report its third quarter earnings, under Item 12. Results of Operations and Financial Condition.

      (c)   The exhibits listed under (a)(3) above are filed herewith.

      (d)   Not applicable.

------------
(1) Incorporated by reference to the Company's registration statement on Form S-8 (commission file number 333-105598, filed on May 28, 2003).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AJS Bancorp, Inc.


Date: March 23, 2004                        By:  s/s Thomas R. Butkus
                                               ---------------------------------
                                                 Thomas R. Butkus,
                                                 Chairman of the Board and
                                                 Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      s/s Thomas R. Butkus                                 By:      s/s Lyn G. Rupich
         -------------------------------                               --------------------------------
         Thomas R.  Butkus, Chairman of the Board                      Lyn G. Rupich, President
            and Chief Executive Officer                                (Principal Executive Officer)

Date:    March 23, 2004                                       Date:    March 23, 2004


By:      s/s Pamela N. Favero                                 By:      s/s Roger L. Aurelio
         -------------------------------                               --------------------------------
         Pamela N. Favero, Chief Financial Officer                     Roger L. Aurelio, Director

Date:    March 23, 2004                                       Date:    March 23, 2004


By:      s/s Raymond J. Blake                                 By:      s/s Richard J. Nogal
         -------------------------------                               --------------------------------
         Raymond J. Blake, Director                                    Richard J. Nogal, Director

Date:    March 23, 2004                                       Date:    March 23, 2004


By:      s/s Edward S. Milen
         ------------------------------
         Edward S. Milen, Director

Date:    March 23, 2004