Form 10-Q
period 2004-03-31
AJS BANCORP INC
filed 2004-05-14
CIK 1144515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X|           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                        Commission file number 000-33405

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

As of April 29, 2004 the Registrant had outstanding 2,388,571 shares of common stock.

                                AJS BANCORP, INC.

                           Form 10-Q Quarterly Report

                                      Index

                                                                            Page
                                                                            ----
PART I - Financial Information

   Item 1. Financial Statements                                               1
   Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                            8
   Item 3. Quantitative and Qualitative Disclosures About Market Risk        12
   Item 4. Controls and Procedures                                           13

PART II - Other Information

   Item 1. Legal Proceedings                                                 14
   Item 2. Changes in Securities                                             14
   Item 3. Defaults Upon Senior Securities                                   14
   Item 4. Submission of Matters to a Vote of Securities Holders             14
   Item 5. Other Information                                                 14
   Item 6. Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                   15

ITEM 1. FINANCIAL STATEMENTS

AJS Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands of dollars, except share data)
(unaudited)

                                                                                     March 31,      December 31,
                                                                                       2004            2003
                                                                                     ---------      ------------
ASSETS
Cash and cash equivalents
     Cash and due from banks (interest-earning: 2004 -
       $2,116; 2003 - $9,956)                                                        $  10,002       $  19,801
     Federal funds sold                                                                  6,972              --
                                                                                     ---------       ---------
         Total cash and cash equivalents                                                16,974          19,801

Securities available-for-sale                                                           48,880          42,475
Securities held-to-maturity (fair value: 2004 -
  $173; 2003 - $179)                                                                       168             177
Loans, net                                                                             158,970         155,628
Federal Home Loan Bank stock, at cost                                                   13,833          13,612
Premises and equipment                                                                   4,827           4,875
Accrued interest receivable                                                              1,148             967
Other assets                                                                               394             849
                                                                                     ---------       ---------

     Total assets                                                                    $ 245,194       $ 238,384
                                                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits                                                                        $ 186,447       $ 183,847
     Federal Home Loan Bank advances                                                    21,400          17,000
     Advance payments by borrowers for taxes and insurance                               1,189           1,651
     Accrued interest payable and other liabilities                                      3,892           3,781
                                                                                     ---------       ---------
         Total liabilities                                                             212,928         206,279

Stockholders' equity
     Preferred stock, $.01 par value, 20,000,000 shares authorized, none issued             --              --
     Common stock, $.01 par value, 50,000,000 shares authorized;
          2,444,521 shares issued at March 31, 2004 and
          December 31, 2003                                                                 24              24
     Treasury stock (2004 - 55,950 shares; 2003 - 51,600 shares)                        (1,188)         (1,075)
     Additional paid in capital                                                         10,752          10,972
     Unearned ESOP shares                                                                 (330)           (377)
     Unearned stock awards                                                                (833)           (924)
     Retained earnings                                                                  23,616          23,257
     Accumulated other comprehensive income                                                225             228
                                                                                     ---------       ---------
         Total stockholders' equity                                                     32,266          32,105
                                                                                     ---------       ---------

              Total liabilities and stockholders' equity                             $ 245,194       $ 238,384
                                                                                     =========       =========

                See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

                                                             Three Months
                                                           Ended March 31,
                                                      --------------------------
                                                         2004            2003
                                                      ----------      ----------
Interest and dividend income
    Loans                                             $    2,325      $    2,354
    Securities                                               468             680
    Interest-earning deposits and other                      234              83
    Federal funds sold                                        12              36
                                                      ----------      ----------
       Total interest income                               3,039           3,153

Interest expense
    Deposits                                                 942           1,079
    Federal Home Loan Bank
       advances and other                                    203             209
                                                      ----------      ----------
          Total interest expense                           1,145           1,288
                                                      ----------      ----------

Net interest income                                        1,894           1,865
Provision for loan losses                                     --              --
                                                      ----------      ----------

Net interest income after provision for loan losses        1,894           1,865

Noninterest income
    Service fees                                             103             123
    Insurance commissions                                     48              89
    Gain on sale of loans                                     --              23
    Other                                                     37              51
                                                      ----------      ----------
       Total noninterest income                              188             286

Noninterest expense
    Compensation and employee benefits                       913             781
    Occupancy expense                                        153             224
    Data processing expense                                  102              80
    Advertising and promotion                                 87              67
    Other                                                    265             264
                                                      ----------      ----------
       Total noninterest expense                           1,520           1,416
                                                      ----------      ----------

Income before income taxes                                   562             735

Income taxes                                                 203             265
                                                      ----------      ----------

Net income                                            $      359      $      470
                                                      ==========      ==========

Earnings per share
    Basic                                             $      .16      $      .20
    Diluted                                           $      .15      $      .20
    Weighted average shares - Diluted                  2,347,945       2,350,597

Comprehensive income                                  $      356      $      275
                                                      ==========      ==========

                See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                             -----------------------
                                                                               2004           2003
                                                                             --------       --------
Cash flows from operating activities
    Net income                                                               $    359       $    470
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation                                                                82             75
       Provision for loan losses                                                   --             --
       Premium amortization, net                                                   19             --
       Stock award compensation expense                                            91             --
       ESOP compensation expense                                                  126             85

       Federal Home Loan Bank stock dividends                                    (221)          (124)
       Gain on sale of loans held for sale                                         --            (23)
       Gain on sale of other real estate                                           --             (3)
       Changes in
          Loans held for sale                                                      --           (275)
          Accrued interest receivable and other assets                            253            530
          Accrued interest payable and other liabilities                         (188)           (16)
                                                                             --------       --------
              Net cash from operating activities                                  521            719

Cash flows from investing activities
    Securities available-for-sale
       Purchases                                                              (10,192)        (7,184)
       Maturities and principal payments                                        3,763          4,961
    Securities held-to-maturity
       Maturities and principal payments                                            9             18
    Maturities of certificates of deposit                                          --             --
    Loan originations, net                                                     (3,340)        (4,991)
    Proceeds from sale of other real estate                                        21              3
    Purchase of equipment                                                         (34)          (355)
    Purchase of Federal Home Loan Bank stock                                       --         (2,500)
                                                                             --------       --------
       Net cash from investing activities                                      (9,773)       (10,048)

Cash from financing activities
    Net change in deposits                                                      2,600         13,862
    Net change in Federal Home Loan Bank advances                               4,400          3,000
    Purchase of treasury stock                                                   (113)          (150)
    Net change in advance payments by borrowers for taxes and insurance          (462)          (311)
                                                                             --------       --------
       Net cash from financing activities                                       6,425         16,401
                                                                             --------       --------

Net change in cash and cash equivalents                                        (2,827)         7,072

Cash and cash equivalents at beginning of period                               19,801         22,896
                                                                             --------       --------

Cash and cash equivalents at end of period                                   $ 16,974       $ 29,968
                                                                             ========       ========

                See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Three months ended March 31, 2004
(in thousand of dollars)
(unaudited)


                                                                   Additional                           Unearned
                                                   Common            Paid-in          Treasury            Stock
                                                   Stock             Capital           Stock              Awards
                                                ------------      ------------      ------------       ------------
Balance at December 31, 2002                    $         24      $     11,308      $         --       $         --
Purchase of 8,400 shares of treasury stock                --                --              (150)                --
ESOP shares earned                                        --                38                --                 --
Comprehensive income
   Net income                                             --                --                --                 --
   Change in unrealized gain on securities                --
     available for sale, net of taxes                     --                --                --                 --

      Total comprehensive income
                                                ------------      ------------      ------------       ------------

Balance at March 31, 2003                       $         24      $     11,346      $       (150)      $         --
                                                ============      ============      ============       ============

                                                                                      Accumulated
                                                  Unearned                               Other          Total
                                                    ESOP             Retained        Comprehensive   Stockholders'
                                                   Shares            Earnings        Income (Loss)      Equity
                                                ------------       ------------      -------------   -------------
Balance at December 31, 2002                    $       (566)      $     21,864      $      1,016      $ 33,646
Purchase of 8,400 shares of treasury stock                --                 --                --          (150)
ESOP shares earned                                        47                 --                --            85
Comprehensive income
   Net income                                             --                470                --           470
   Change in unrealized gain on securities
     available for sale, net of taxes                     --                 --              (195)         (195)
                                                                                                       --------
      Total comprehensive income                                                                            275
                                                ------------       ------------      ------------      --------

Balance at March 31, 2003                       $       (519)      $     22,334      $        821      $ 33,856
                                                ============       ============      ============      ========


                                                                   Additional                           Unearned
                                                   Common            Paid-in          Treasury            Stock
                                                   Stock             Capital           Stock              Awards
                                                ------------      ------------      ------------       ------------
Balance at December 31, 2003                    $         24      $     10,972      $     (1,075)      $       (924)
Purchase of 4,350 shares of treasury stock                                                  (113)
Allocation of stock awards
ESOP shares earned                                                          79
Stock awards earned                                                                                              91

ESOP put option                                                           (299)
Comprehensive income
   Net income
   Change in unrealized gain on securities
     available-for-sale, net of taxes

      Total comprehensive income
                                                ------------      ------------      ------------       ------------

Balance at March 31, 2004                       $         24      $     10,752      $     (1,188)      $       (833)
                                                ============      ============      ============       ============

                                                                                      Accumulated
                                                  Unearned                               Other          Total
                                                    ESOP             Retained        Comprehensive   Stockholders'
                                                   Shares            Earnings        Income (Loss)      Equity
                                                ------------       ------------      -------------   -------------
Balance at December 31, 2003                    $       (377)      $     23,257      $        228      $ 32,105
Purchase of 4,350 shares of treasury stock                                                                 (113)
Allocation of stock awards
ESOP shares earned                                        47                                                126
Stock awards earned                                                                                          91

ESOP put option                                                                                            (299)
Comprehensive income
   Net income                                                               359                             359
   Change in unrealized gain on securities
     available-for-sale, net of taxes                                                          (3)           (3)
                                                                                                       --------
      Total comprehensive income                                                                            356
                                                ------------       ------------      ------------      --------

Balance at March 31, 2004                       $       (330)      $     23,616      $        225      $ 32,266
                                                ============       ============      ============      ========

                See notes to consolidated financial statements.

                                AJS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the Company's Annual Report on Form 10-K. The December 31, 2003 balance sheet presented herein has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2004. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings Per Share

Basic earnings per share for the three months ended March 31, 2004 and 2003 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months ended March 31, 2004 and 2003 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards. Computations for basic and diluted earnings per share are provided below.

                                                    For the Three Months
                                                      Ended March 31,
                                                     2004          2003
                                                  ----------    ----------
                                                    (in thousands, except
                                                       per share data)

      Basic
          Net income                              $  359,000    $  470,000
                                                  ==========    ==========
          Weighted average common shares
            outstanding                            2,310,299     2,350,597
                                                  ==========    ==========
          Basic earnings per common share         $      .16    $      .20
                                                  ==========    ==========

      Diluted
          Net income                              $  359,000    $  470,000
                                                  ==========    ==========
          Weighted average common shares
            outstanding                            2,310,299     2,350,597
          Dilutive effect of stock options             7,925            --
          Dilutive effect of stock awards             29,721            --
                                                  ==========    ==========

          Diluted average common shares            2,347,945     2,350,597
                                                  ==========    ==========

          Diluted earnings per common share       $      .15    $      .20
                                                  ==========    ==========

Note 3 - Stock Option Plan

The Company adopted a stock plan in May 2003 under the terms of which options for 114,685 shares of the Company's common stock were granted to directors, officers, and employees. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant. No option may be exercised if such exercise would cause the mutual holding company to own fewer than a majority of the total number of shares outstanding.

A summary of the status of the Company's stock option plan and changes during the three months ended March 31, 2004 and 2003 is presented below:

                                                         For the Three Months
                                                           Ended March 31,
                                               ---------------------------------------
                                                      2004                  2003
                                                      ----                  ----
                                                          Weighted-             Weighted-
                                                          Average               Average
                                                          Exercise              Exercise
                                               Shares      Price     Shares      Price
                                               ------      -----     ------      -----
         Outstanding at beginning of period    114,685      18.75         --    $   --
         Granted                                    --         --         --        --
         Exercised                                  --         --         --        --
         Forfeited                               2,000      18.75         --        --
                                               -------    -------    -------    ------

Outstanding at end of period                   112,685    $ 18.75         --    $   --
                                               =======    =======    =======    ======

                                                                 2004           2003
                                                                 ----           ----
Options exercisable at end of period                             6,000           --
Weighted-average fair value of options granted during period    $   --           --
Average remaining option term                                      9.1 years     --

The Company applies Accounting Principles Board ("APB") Opinion 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized at the date of grant. Had compensation cost been determined based on the fair value at the grant dates for awards under the plan consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share for the three months ended March 31, 2004 would have been reduced to the pro forma amounts in the table below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                          For the Three Months
                                                          Ended March 31, 2004
                                                         ---------------------
                                                         (in thousands, except
                                                            per share data)

      Net income as reported                                    $   359
      Pro forma net income                                          353
      Earnings per share as reported
          Basic                                                     .16
          Diluted                                                   .15
      Pro forma earnings per share
          Basic and diluted                                         .15

Pursuant to its 2003 stock-based incentive plan, the Company awarded 58,971 shares of restricted stock in May 2003. These shares vest over a five-year period. The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders' equity. Compensation expense for restricted stock awards totaled $91,000 and zero for the three-months ended March 31, 2004 and 2003.

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

The following discussion compares the financial condition of the Company at March 31, 2004 to its financial condition at December 31, 2003 and the results of operations for the three-month period ended March 31, 2004 to the same period in 2003. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at March 31, 2004 were $245.2 million compared to $238.4 million at December 31, 2003, an increase of $6.8 million, or 2.9%. The increase in total assets primarily reflects increases in securities, and loans partially offset by a decrease in cash and cash equivalents. Loans receivable increased $3.4 million to $159.0 million at March 31, 2004 from $155.6 million at December 31, 2003. The increase in loans reflects new and refinanced commercial and multifamily mortgage loans and, to a lesser extent, single-family loans. Securities increased $6.3 million, or 14.8%, to $49.0 million at March 31, 2004 from $42.7 million at December 31, 2003. The increase was due to an arrangement whereby the Company purchased $10.0 million in mortgage-backed securities partially funded by $5.0 million in fixed rate Federal Home Loan Bank (FHLB) advances. These advances will mature over the next six years. The mortgage-backed securities purchased represent the Company's attempt to lock in a spread between the interest earned on the asset and the lower interest paid on the FHLB advances.

The Company had non-performing assets of $1.2 million at March 31, 2004 and December 31, 2003. The allowance for loan losses was $1.9 million at March 31, 2004 and $2.0 million at December 31, 2003. This represents a ratio of allowance for loan losses to gross loans receivable of 1.20% at March 31, 2004 and 1.24% at December 31, 2003. The allowance for loan losses to non-performing loans was 167.10% at March 31, 2004 compared to 172.71% at December 31, 2003. Subprime loan balances decreased $1.1 million to $17.2 million at March 31, 2004 from $18.3 million at December 31, 2003. The decrease in subprime loans reflects our decision to de-emphasize this type of lending.

Total liabilities at March 31, 2004 were $212.9 million compared to $206.3 million at December 31, 2003, an increase of $6.6 million, reflecting increases in deposits and Federal Home Loan Bank advances offset by a decrease in advance payments by borrowers for taxes and insurance. Total deposits increased $2.6 million, or 1.4%, to $186.4 million at March 31, 2004 from $183.8 million at December 31, 2003. This increase was largely due to greater marketing efforts and promotional deposit rates designed to attract deposits for specific time frames. Federal Home Loan Bank advances increased to $21.4 million at March 31, 2004 from $17.0 million at December 31, 2003. The additional fixed rate borrowings were used to fund the purchase of mortgage-backed securities. Advance payments by borrowers for taxes and insurance decreased $462,000 to $1.2 million at March 31, 2004 from $1.7 million at December 31, 2003. This decrease was due to the timing differences of payments for county real estate taxes.

Total stockholders' equity increased to $32.3 million at March 31, 2004 from $32.1 million at December 31, 2003. The increase in stockholders' equity was primarily due to net income of $359,000 offset by a decrease in additional paid in capital due to an increase in the liability the Bank has as a result of the put option available on the ESOP, and, to a lesser extent, the repurchase of the Company's stock that took place during the quarter ended March 31, 2004. The Internal Revenue Service (IRS) has determined that any security traded on the bulletin board or pink sheets does not have a sufficiently active market to support the trading necessary should an employee wish to sell their Company stock they received as a part of the ESOP. Therefore, the Company has a liability in amount equal to the market value of the vested portion of the ESOP as a result of the obligation the Company has to repurchase the stock should the employee decide to sell it, and there were no buyers available on the open market. The ESOP put option liability is $1.5 million at March 31, 2004, compared to $1.2 million at December 31, 2003. The Company repurchased 4,350 shares of its common stock during the three months ended March 31, 2004. This repurchase was done as part of a 120,000 share repurchase program announced in January 2003. Repurchased shares are not considered outstanding and are not included when calculating earnings per share information.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31,
2003

Net income decreased $111,000 to $359,000 for the quarter ended March 31, 2004 compared to the same period in 2003. The return on average assets decreased to ..59% for the quarter ended March 31, 2004 from .79% for the same period in 2003. The decline was primarily due to lower interest rates earned on these assets due to the continued general decline in market interest rates. Interest income on securities dropped by $212,000 or 31.2% to $468,000 for the quarter ended March 31, 2004 compared to $680,000 for the same period in 2003. The decline was due to lower average balances as well as lower overall interest earned on securities. Interest on interest-earning deposits & other increased $151,000 to $234,000 or 181.9% for the quarter ended March 31, 2004 compared to $83,000 for the same period in 2003. This increase was largely due to higher FHLB stock balances held during the quarter ended March 31, 2004 when compared to the balance in FHLB stock held for the quarter ended March 31, 2003. Interest on federal funds sold declined by $24,000 to $12,000 or 66.7% for the quarter ended March 31, 2004 compared to $36,000 earned for the same period in 2003. This decrease was primarily due to lower average balances during the 2004 quarter when compared to the 2003 quarter. Average interest earning assets were $231.4 million and $224.4 million during the comparative 2004 and 2003 quarters while the average yield was 5.26% and 5.62%, respectively.

Interest expense on deposits decreased by $137,000 or 12.7% to $942,000 for the quarter ended March 31, 2004 from $1.1 million for the same quarter in 2003. The decrease in the cost of our deposits was primarily due to the general decline in market interest rates and certificates of deposit maturing and renewing at lower rates. The average cost of deposits at March 31, 2004 was 2.04% as compared to 2.39% at March 31, 2003. The average cost on interest-bearing liabilities decreased to 2.25% for the three months ended March 31, 2004 from 2.58% for the same period ended 2003.

Net interest income increased by $29,000 or 1.55% to $1.9 million for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. Our net interest rate spread decreased 4 basis points to 3.00% for the quarter ended March 31, 2004 from 3.04% for the same period in 2003, while our net interest margin decreased 4 basis points to 3.28% for the quarter ended March 31, 2004 from 3.32% for the same period in March 31, 2003. The ratio of average interest-earning assets to average interest-bearing liabilities improved to 113.77% for the three months ended March 31, 2004 from 112.41% for the same period in 2003.

There was no provision for loan losses for the three months ended March 31, 2004 or March 31, 2003. Any loan provisions made are based on concerns regarding losses inherent in our loan portfolio. Our subprime loan portfolio has decreased $11.5 million to $17.2 million at March 31, 2004 compared to $28.7 million at March 31, 2003. At this time, management felt no additional provisions were necessary. Should any unforeseen risks present themselves however, management may need to increase this provision in the future. At March 31, 2004 and December 31, 2003, our allowance for loan losses was $1.9 million and $2.0 million or 1.20% and 1.24% of total gross loans, respectively. Non-performing assets as a percentage of total assets was .47% at March 31, 2004 and .49% at December 31, 2003. The allowance for loan losses to non-performing loans was 167.10% and 172.71% at March 31, 2004 and December 31, 2003, respectively.

Noninterest income decreased $98,000 to $188,000 for the quarter ended March 31, 2004 from $286,000 for the comparable quarter in 2003. This decrease in noninterest income was the result of a $41,000 decline in insurance commissions, a $20,000 decrease in service charges on accounts, and a $37,000 decrease in other noninterest income. The decrease in insurance commissions reflects lower sales of variable and fixed rate annuities. The decrease in service charges on accounts is primarily due a decrease in late fees charged and a decrease in loan closing fees. The decrease in other non-interest income was primarily due to a decrease in gains from the sale of loans and correspondent fees.

Noninterest expense increased to $1.5 million from $1.4 million for the quarter ended March 31, 2004 compared to the same period in 2003. Salaries and benefits increased $132,000, advertising and promotion costs increased $20,000, and data processing costs increased $22,000. These increases were offset by a decrease in occupancy costs of $71,000. The increase in salaries and benefits was primarily due to increases in the ESOP cost, in the recognition and retention plan (RRP) cost and in group insurance costs. The ESOP cost rose due to an increase in the per share price of the Company's stock. The RRP was approved at the previous year's annual meeting held in May of 2003; therefore there was no comparable expense during the first quarter of 2003. Group insurance expense increased due to normal annual policy increases. The increase in advertising and promotion costs occurred due to various deposit program specials offered during the quarter ended March 31, 2004. Data processing expenses increased due to the Company's new debit card program, as well as growth in the number of accounts the Company services. Occupancy expense decreased due to a reduction in the estimated real estate taxes due on our Wolf Road facility.

Our federal and state taxes decreased $62,000 to $203,000 for the quarter ended March 31, 2004 from $265,000 in the same period of 2003. This is primarily the result of lower pre-tax income for the quarter ended March 31, 2004.

NEW ACCOUNTING PRONOUNCEMENTS

None

LIQUIDITY

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Bank invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At March 31, 2004, cash and cash equivalents totaled $17.0 million. At March 31, 2004, the Bank had commitments to fund loans of $9.5 million, available lines of credit of $13.0 million, and standby letters of credit of $208,000. At March 31, 2004, certificates of deposit represented 55.4% of total deposits. The Bank expects to retain these deposit accounts. In addition, the Bank has borrowing capacity for an additional $62.9 million from the Federal Home Loan

Bank without providing additional collateral. The Bank considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of March 31, 2004:

                                    ACTUAL                   REQUIRED                   EXCESS
(Dollars in thousands)              AMOUNT         %          AMOUNT         %          AMOUNT         %
                                   -------       ----        -------        ---        -------        ---
Core capital
  (to adjusted total assets)       $29,600       12.1%       $ 9,800        4.0%       $19,800        8.1%
Risk-based capital
  to (risk-weighted assets)         31,200       23.8         10,500        8.0         20,700       15.8

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

We have sought to manage our interest rate risk by more closely matching the maturities of our interest rate sensitive assets and liabilities. In particular, we offer one-, three- and five-year adjustable rate mortgage loans, and three- and five-year balloon loans. In a low interest rate environment, borrowers typically prefer fixed-rate loans rather than adjustable-rate mortgages. We may sell some of our originations of longer-term fixed-rate loans into the secondary market. We do not solicit high-rate jumbo certificates of deposit or brokered funds.

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

The table below sets forth, as of December 31, 2003 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. The company expects the March 31, 2004 Net Portfolio Value to be similar to the December 31, 2003 table shown below.

                                                              NPV as % of
    Change in                                          Portfolio Value of Assets
 Interest Rates         Net Portfolio Value            -------------------------
 in Basis Points        -------------------               NPV       Basis Point
  (Rate Shock)    Amount      $ Change      % Change     Ratio         Change
  ------------    ------      --------      --------     -----         ------
                        (Dollars in thousands)

       300       $27,955       -8,849        -24.0%      11.84%        -289
       200        31,116       -5,688        -15.0       12.92         -181
       100        34,089       -2,715         -7.0       13.89          -84
    Static        36,804                                 14.73
      -100        37,591          787          2.0       14.88           15
      -200
      -300

The table above indicates that at December 31, 2003, in the event of a 200 basis point increase in interest rates, we would experience a 15.0% decrease in net portfolio value. A 100 basis point decrease in interest rate would result in a 2.0% increase in net portfolio value. All model outputs associated with the -300 and -200 basis point scenarios are not applicable because of the low prevailing interest rate environment.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND STOCK REPURCHASES.

            Issuer purchases of equity securities during the prior three months:

                                 Total number        Average price         Total number of        Maximum number
                               shares purchased      paid per share        shares purchased       of shares that
                                                                            under publicly       may be purchased
                                                                            announced plan           under the
                                                                                                  repurchase plan
January 1 -January 31                   --               $   --                 73,000                120,000
February 1 - February 29             1,850                26.25                 74,850                120,000
March 1 - March 31                   2,500                26.25                 77,350                120,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

            None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

            None

ITEM 5. OTHER INFORMATION.

            None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits

                  None.

            (b)   Reports on Form 8-K.

                        The Company announced its December 31, 2003 financial
                  results by press release. The press release was included as an exhibit and filed on January 26, 2004 on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AJS BANCORP, INC.


Date: May 13, 2004                      /s/ Thomas R. Butkus
                                        ----------------------------------------
                                        Thomas R. Butkus
                                        Chief Executive Officer and Chairman of
                                        the Board


Date: May 13, 2004                      /s/ Lyn G. Rupich
                                        ----------------------------------------
                                        Lyn G. Rupich
                                        President and Chief Operating Officer