Form 10-Q
period 2004-06-30
AJS BANCORP INC
filed 2004-08-12
CIK 1144515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                        Commission file number 000-33405

                                AJS BANCORP, INC.
               (Exact name of registrant specified in its charter)

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

As of July 21, 2004 the Registrant had outstanding 2,270,771 shares of common stock.

                                AJS BANCORP, INC.

                           Form 10-Q Quarterly Report

                                      Index

                                                                                                Page
                                                                                                ----
PART I - Financial Information

     Item 1.  Financial Statements                                                                1
     Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                             7
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         11
     Item 4.  Controls and Procedures                                                            13

PART II - Other Information

     Item 1.  Legal Proceedings                                                                  13
     Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities   13
     Item 3.  Defaults Upon Senior Securities                                                    14
     Item 4.  Submission of Matters to a Vote of Securities Holders                              14
     Item 5.  Other Information                                                                  14
     Item 6.  Exhibits and Reports on Form 8-K                                                   14

SIGNATURES                                                                                       15

ITEM 1. FINANCIAL STATEMENTS

AJS Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands of dollars, except share data)
(unaudited)

                                                                         June 30,     December 31,
                                                                           2004           2003
                                                                           ----           ----
ASSETS
Cash and cash equivalents
     Cash and due from banks (interest-earning: 2004 -
      $7,699; 2003 - $9,956)                                             $  13,038     $  19,801
     Federal funds sold                                                         --            --
                                                                         ---------     ---------
         Total cash and cash equivalents                                    13,038        19,801

Securities available-for-sale                                               60,850        42,475
Securities held-to-maturity (fair value: 2004 -
  $153; 2003 - $179)                                                           153           177
Loans, net                                                                 164,407       155,628
Federal Home Loan Bank stock, at cost                                       14,037        13,612
Premises and equipment                                                       4,806         4,875
Accrued interest receivable                                                  1,037           967
Other assets                                                                   945           849
                                                                         ---------     ---------

     Total assets                                                        $ 259,273     $ 238,384
                                                                         =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits $                                                            195,073     $ 183,847
     Federal Home Loan Bank advances                                        28,900        17,000
     Advance payments by borrowers for taxes and insurance                   1,955         1,651
     Accrued interest payable and other liabilities                          3,813         3,781
                                                                         ---------     ---------
         Total liabilities                                                 229,741       206,279

Stockholders' equity
     Preferred stock, $.01 par value, 20,000,000 shares authorized,
       none issued                                                              --            --
     Common stock, $.01 par value, 50,000,000 shares authorized;
       2,444,521 shares issued at June 30, 2004 and December 31, 2003           24            24
     Treasury stock (173,750 shares at June 30, 2004;
      51,600 shares at December 31, 2003)                                   (4,055)       (1,075)
     Additional paid in capital                                             11,033        10,972
     Unearned ESOP shares                                                     (283)         (377)
     Unearned stock awards                                                    (783)         (924)
     Retained earnings                                                      23,964        23,257
     Accumulated other comprehensive income                                   (368)          228
                                                                         ---------     ---------
         Total stockholders' equity                                         29,532        32,105
                                                                         ---------     ---------

              Total liabilities and stockholders' equity                 $ 259,273     $ 238,384
                                                                         =========     =========

                 See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

                                                        For the Three Months         For the Six Months
                                                           Ended June 30,              Ended June 30,
                                                           --------------              --------------
                                                         2004          2003          2004          2003
                                                         ----          ----          ----          ----
Interest and dividend income
    Loans                                             $    2,370    $    2,327    $    4,695    $    4,681
    Securities                                               560           591         1,028         1,271
    Interest-earning deposits and other                      217           120           451           203
    Federal funds sold                                        13            41            26            77
                                                      ----------    ----------    ----------    ----------
       Total interest income                               3,160         3,079         6,200         6,232

Interest expense
    Deposits                                               1,001         1,087         1,943         2,166
    Federal Home Loan Bank
      advances and other                                     242           218           445           427
                                                      ----------    ----------    ----------    ----------
       Total interest expense                              1,243         1,305         2,388         2,593
                                                      ----------    ----------    ----------    ----------

Net interest income                                        1,917         1,774         3,812         3,639
Provision (recovery) for loan losses                         (15)          (51)          (15)          (51)
                                                      ----------    ----------    ----------    ----------

Net interest income after provision for loan losses        1,932         1,825         3,827         3,690

Noninterest income
    Service fees                                             116           134           218           257
    Insurance commissions                                     41            67            89           156
    Gain on sale of loans                                     --            26            --            49
    Other                                                     38            45            75            96
                                                      ----------    ----------    ----------    ----------
       Total noninterest income                              195           272           382           558

Noninterest expense
    Compensation and employee benefits                       907           938         1,820         1,719
    Occupancy expense                                        217           204           370           428
    Data processing expense                                   93           105           195           142
    Advertising and promotion                                 91            75           178           185
    Other                                                    265           266           530           530
                                                      ----------    ----------    ----------    ----------
       Total noninterest expense                           1,573         1,588         3,093         3,004
                                                      ----------    ----------    ----------    ----------

Income before income taxes                                   554           509         1,116         1,244

Income taxes                                                 206           196           409           461
                                                      ----------    ----------    ----------    ----------

Net income                                            $      348    $      313    $      707    $      783
                                                      ==========    ==========    ==========    ==========

Earnings per share
    Basic                                             $      .15    $      .13           .31    $      .33
    Diluted                                           $      .15    $      .13           .30           .33
    Weighted average shares - Diluted                  2,304,118     2,333,039     2,326,201     2,341,623

Comprehensive income                                  $     (245)   $      190    $      111    $      465
                                                      ==========    ==========    ==========    ==========

                 See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                          --------------------
                                                                            2004        2003
                                                                            ----        ----
Cash flows from operating activities
    Net income                                                            $    707    $    783
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation                                                            161         147
       Provision for loan losses                                               (15)        (51)
       Premium amortization, net                                                49          21
       Stock award compensation expense                                        141          76
       ESOP compensation expense                                               258         173
       Federal Home Loan Bank stock dividends                                 (425)       (218)
       Gain on sale of loans held for sale                                      --         (49)
       Gain on sale of other real estate                                        --          (4)
       Changes in
          Loans held for sale                                                   --        (103)
          Accrued interest receivable and other assets                         189         469
          Accrued interest payable and other liabilities                       (71)        147
                                                                          --------    --------
              Net cash from operating activities                               994       1,391

Cash flows from investing activities
    Securities available-for-sale
       Purchases                                                           (26,721)    (15,272)
       Maturities and principal payments                                     7,323      12,239
    Securities held-to-maturity
       Maturities and principal payments                                        24          49
    Loan originations, net                                                  (8,762)     (9,479)
    Proceeds from sale of other real estate                                     21          --
    Purchase of equipment                                                      (92)       (412)
    Purchase of Federal Home Loan Bank stock                                    --      (8,500)
                                                                          --------    --------
       Net cash from investing activities                                  (28,207)    (21,375)

Cash from financing activities
    Net change in deposits                                                  11,226      16,197
    Net change in Federal Home Loan Bank advances                           11,900       3,000
    Purchase of treasury stock                                              (2,980)       (657)
    Net change in advance payments by borrowers for taxes and insurance        304         222
                                                                          --------    --------
       Net cash from financing activities                                   20,450      18,762
                                                                          --------    --------

Net change in cash and cash equivalents                                     (6,763)     (1,222)

Cash and cash equivalents at beginning of period                            19,801      22,896
                                                                          --------    --------

Cash and cash equivalents at end of period                                $ 13,038    $ 21,674
                                                                          ========    ========

                 See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Six months ended June 30, 2004
(in thousand of dollars)
(unaudited)


                                                           Additional                   Unearned      Unearned
                                                Common      Paid-in       Treasury       Stock          ESOP
                                                Stock       Capital        Stock         Awards        Shares
                                                -----       -------        -----         ------        ------
Balance at December 31, 2002                   $     24     $ 11,308      $     --      $     --      $   (566)
Purchase of 35,000 shares of treasury stock          --           --          (657)           --            --
Allocation of stock awards                           --          722           384        (1,106)           --
ESOP shares earned                                   --           79            --            --            94
Stock awards earned                                  --           --            --            76            --
Comprehensive income
   Net income                                        --           --            --            --            --
   Change in unrealized gain on securities           --
     available for sale, net of taxes                --           --            --            --            --

      Total comprehensive income
                                               --------     --------      --------      --------      --------

Balance at June 30, 2003                       $     24     $ 12,109      $   (273)     $ (1,030)     $   (472)
                                               ========     ========      ========      ========      ========

                                                            Accumulated
                                                               Other           Total
                                               Retained    Comprehensive    Stockholders'
                                               Earnings    Income (Loss)       Equity
                                               --------    -------------       ------
Balance at December 31, 2002                   $ 21,864       $  1,016        $ 33,646
Purchase of 35,000 shares of treasury stock          --             --            (657)
Allocation of stock awards                           --             --              --
ESOP shares earned                                   --             --             173
Stock awards earned                                  --             --              76
Comprehensive income
   Net income                                       783             --             783
   Change in unrealized gain on securities
     available for sale, net of taxes                --           (318)           (318)
                                                                              --------
      Total comprehensive income                                                   465
                                               --------       --------        --------

Balance at June 30, 2003                       $ 22,647       $    698        $ 33,703
                                               ========       ========        ========



                                                           Additional                   Unearned      Unearned
                                                Common      Paid-in       Treasury       Stock          ESOP
                                                Stock       Capital        Stock         Awards        Shares
                                                -----       -------        -----         ------        ------
Balance at December 31, 2003                   $     24     $ 10,972      $ (1,075)     $   (924)     $   (377)
Purchase of 122,150 shares of treasury stock         --           --        (2,980)           --            --
ESOP shares earned                                   --          164            --            --            94
Stock awards earned                                  --           --            --           141            --

ESOP put option                                      --         (103)           --            --            --
Comprehensive income
   Net income                                        --           --            --            --            --

   Change in unrealized gain on securities
     available-for-sale, net of taxes                --           --            --            --            --

      Total comprehensive income
                                               --------     --------      --------      --------      --------

Balance at June 30, 2004                       $     24     $ 11,033      $ (4,055)     $   (783)     $   (283)
                                               ========     ========      ========      ========      ========

                                                            Accumulated
                                                               Other           Total
                                               Retained    Comprehensive    Stockholders'
                                               Earnings    Income (Loss)       Equity
                                               --------    -------------       ------
Balance at December 31, 2003                   $ 23,257       $    228        $ 32,105
Purchase of 122,150 shares of treasury stock         --             --          (2,980)
ESOP shares earned                                   --             --             258
Stock awards earned                                  --             --             141

ESOP put option                                      --             --            (103)
Comprehensive income
   Net income                                       707             --             707

   Change in unrealized gain on securities
     available-for-sale, net of taxes                --           (596)           (596)
                                                                              --------
      Total comprehensive income                                                   111
                                               --------       --------        --------

Balance at June 30, 2004                       $ 23,964       $   (368)       $ 29,532
                                               ========       ========        ========

                 See notes to consolidated financial statements.

                                AJS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2004. In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings Per Share

Basic earnings per share for the three and six months ended June 30, 2004 and 2003 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and six months ended June 30, 2004 and 2003 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards. Computations for basic and diluted earnings per share are provided below.

                                    For the Three Months     For the Six Months
                                        Ended June 30,         Ended June 30,
                                        --------------         --------------
                                       2004        2003       2004        2003
                                       ----        ----       ----        ----
                                    (in thousands, except  (in thousands, except
                                       per share data)        per share data)
Basic
   Net income                        $   348     $   313    $   707     $   783
                                     =======     =======    =======     =======
   Weighted average common shares
     outstanding                       2,276       2,333      2,293       2,342
                                     =======     =======    =======     =======

   Basic earnings per common share   $   .15     $   .13    $   .31     $   .33
                                     =======     =======    =======     =======

                                      For the Three Months    For the Six Months
                                         Ended June 30,         Ended June 30,
                                        2004        2003       2004        2003
                                        ----        ----       ----        ----
                                    (in thousands, except  (in thousands, except
                                       per share data)        per share data)
Diluted
   Net income                         $   348     $   313    $   707     $   783
                                      =======     =======    =======     =======
   Weighted average common shares
     outstanding                        2,276       2,333      2,293       2,342
   Dilutive effect of stock options         6          --          7          --
   Dilutive effect of stock awards         22          --         26          --
                                      =======     =======    =======     =======

   Diluted average common shares        2,304       2,333      2,326       2,342
                                      =======     =======    =======     =======

   Diluted earnings per common share  $   .15     $   .13    $   .30     $   .33
                                      =======     =======    =======     =======

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

A summary of the status of the Company's stock option plan and changes during the six months ended June 30, 2004 and 2003 is presented below:

                                                    For the Six Months
                                                      Ended June 30,
                                         ---------------------------------------
                                               2004                 2003
                                               ----                 ----
                                                   Weighted-           Weighted-
                                                   Average             Average
                                                   Exercise            Exercise
                                         Shares     Price    Shares     Price
                                         ------     -----    ------     -----

   Outstanding at beginning of period    114,685   $ 18.75        --   $    --
   Granted                                    --        --   114,685     18.75
   Exercised                                  --        --        --        --
   Forfeited                               2,000     18.75        --        --
                                         -------   -------   -------   -------

   Outstanding at end of period          112,685   $ 18.75   114,685   $ 18.75
                                         =======   =======   =======   =======

                                                                    2004         2003
                                                                    ----         ----
   Options exercisable at end of period                             27,337           --
   Weighted-average fair value of options granted during period   $     --    $    2.82
   Average remaining option term                                   9 years     10 years

The Company applies Accounting Principles Board ("APB") Opinion 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized at the date of grant. Had compensation cost been determined based on the fair value at the grant dates for awards under the plan consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share for the three and six months ended June 30, 2004 would have been reduced to the pro forma amounts in the table below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                    For the Three Months   For the Six Months
                                       Ended June 30,        Ended June 30,
                                       --------------        --------------
                                       2004       2003       2004       2003
                                       ----       ----       ----       ----
                                   (in thousands, except  (in thousands, except
                                      per share data)        per share data)

   Net income as reported            $   348    $   313    $   707    $   783
   Pro forma net income                  342        310        695        780
   Earnings per share as reported
       Basic                             .15        .13        .31        .33
       Diluted                           .15        .13        .30        .33
   Pro forma earnings per share
       Basic and diluted                 .15        .13        .30        .33

Pursuant to its 2003 stock-based incentive plan, the Company awarded 58,971 shares of restricted stock in May 2003. These shares vest over a five-year period. The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders' equity. Compensation expense for restricted stock awards totaled $141 and $76 for the six months ended June 30, 2004 and 2003,respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 as amended and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse affect on the operations and future prospects of the Company and its wholly owned subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

The following discussion compares the financial condition of the Company at June 30, 2004 to its financial condition at December 31, 2003 and the results of operations for the three- and six-month periods ended June 30, 2004 to the same period in 2003. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at June 30, 2004 were $259.3 million compared to $238.4 million at December 31, 2003, an increase of $20.9 million, or 8.8%. The increase in total assets primarily reflects increases in securities, and loans, partially offset by a decrease in cash and cash equivalents. Loans receivable increased $8.8 million to $164.4 million at June 30, 2004 from $155.6 million at December 31, 2003. The increase in loans reflects new and refinanced commercial and multifamily mortgage loans and, to a lesser extent, single-family loans. The Company has focused on originating more commercial and multifamily loans as these products generally carry higher interest rates with shorter terms than the traditional single-family loans. Securities increased $18.4 million, or 43.0%, to $61.0 million at June 30, 2004 from $42.7 million at December 31, 2003. The increase was due to an arrangement whereby the Company purchased $19.5 million in mortgage-backed securities funded by cash and Federal Home Loan Bank ("FHLB") advances. The mortgage-backed securities purchased represent the Company's attempt to lock in a spread between the interest earned on the asset and the lower interest paid on the FHLB advances.

The Company had non-performing assets of $1.2 million at June 30, 2004 and December 31, 2003. The allowance for loan losses was $1.9 million at June 30, 2004 and $2.0 million at December 31, 2003. This represents a ratio of allowance for loan losses to gross loans receivable of 1.14% at June 30, 2004 and 1.24% at December 31, 2003. The allowance for loan losses to non-performing loans was 153.11% at June 30, 2004 compared to 172.71% at December 31, 2003. Subprime loan balances decreased $2.3 million to $16.0 million at June 30, 2004 from $18.3 million at December 31, 2003. The decrease in subprime loans reflects our decision to de-emphasize this type of lending.

Total liabilities at June 30, 2004 were $229.7 million compared to $206.3 million at December 31, 2003, an increase of $23.4 million, reflecting increases in deposits, FHLB advances and advance payments by borrowers for taxes and insurance. Total deposits increased $11.2 million, or 6.1%, to $195.1 million at June 30, 2004 from $183.8 million at December 31, 2003. This increase was largely due to greater marketing efforts and promotional deposit rates designed to attract deposits for specific time frames. FHLB advances increased to $28.9 million at June 30, 2004 from $17.0 million at December 31, 2003. The additional fixed rate borrowings were used to fund the purchase of mortgage-backed securities. Advance payments by borrowers for taxes and insurance increased $304,000 to $2.0 million at June 30, 2004 from $1.7 million at December 31, 2003. This increase was due to the timing differences of payments for county real estate taxes.

Total stockholders' equity decreased to $29.5 million at June 30, 2004 from $32.1 million at December 31, 2003. The decrease in stockholders' equity during the past six months was primarily due to the repurchase of 122,150 shares of the Company's stock at an average price of $23.86 per share. This decrease was offset by net income of $707,000. Repurchased shares are not considered outstanding and are not included when calculating earnings per share or book value information.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

Net income increased $35,000 to $348,000 for the quarter ended June 30, 2004 compared to the same period in 2003. The return on average assets increased to ..54% for the quarter ended June 30, 2004 from .52% for the same period in 2003. The increase was primarily due to an increase in net interest income, offset in part by a decrease in the non-interest income. Total interest income increased by $81,000 or 2.6% to $3.2 million for the quarter ended June 30, 2004 as compared to $3.1 million for the same quarter in 2003. The increase was primarily due to a $97,000 increase in income earned on interest earning deposits, offset by a $28,000 reduction in income on federal funds sold. Interest income on interest earning deposits increased to $217,000 or 80.8% for the quarter ended June 30, 2004 compared to $120,000 for the same period in 2003. The increase was due to a higher investment in federal home loan bank (FHLB) stock during the quarter ended June 30, 2004 when compared to the same quarter in 2003. The FHLB stock had an average annual dividend rate of 6.00% for the quarter ended June 30, 2004. This increased the average yield on interest earning deposits to 4.6% for the quarter ended June 30, 2004 compared to 2.1% for the same quarter in 2003. Interest on federal funds sold declined $28,000 or 68.3% to $13,000 for the quarter ended June 30, 2004 compared to $41,000 earned for the same period in 2003. This decrease was due to lower average balances held during the 2004 quarter when compared to the 2003 quarter. Average interest earning assets were $249.2 million and $234.6 million during the comparative 2004 and 2003 quarters while the average yield was 5.07% and 5.25%, respectively.

Interest expense on deposits decreased by $62,000 or 4.8% to $1.2 million for the quarter ended June 30, 2004 from $1.3 million for the same quarter in 2003. This was due to a decrease in interest expense on deposits of $86,000 or 7.9% to $1.0 million for the quarter ended June 30, 2004 from $1.1 million for the same quarter in 2003, partially offset by an increase in interest expense on FHLB advances of $24,000 or 11.0% to $242,000 from $218,000 for the same quarter in 2003. The decrease in the cost of our deposits was primarily due to the general decline in market interest rates and certificates of deposit maturing and renewing at lower rates. The increase in the interest expense on FHLB advances is due to higher average balances during the quarter ended June 30, 2004 when compared to the same quarter in 2003. The average cost of deposits at June 30, 2004 was 2.03% as compared to 2.35% at June 30, 2003. The average cost on interest-bearing liabilities decreased to 2.25% for the three months ended June 30, 2004 from 2.55% for the same period ended 2003.

Our net interest rate spread increased 12 basis points to 2.82% for the quarter ended June 30, 2004 from 2.70% for the same period in 2003, while our net interest margin increased 6 basis points to 3.08% for the quarter ended June 30, 2004 from 3.02% for the same period in June 30, 2003. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 112.89% for the three months ended June 30, 2004 from 114.65% for the same period in 2003.

There was no increase to the provision for loan losses for the three months ended June 30, 2004 or June 30, 2003. However, there were $15,000 in loan loss recoveries during the three months ended June 30, 2004, and $51,000 in recoveries during the three months ended June 30, 2003. Any loan provisions made are to maintain the allowance to reflect management's estimates of losses inherent in our loan portfolio. At this time, management felt no additional provisions were necessary. Should any unforeseen risks present themselves however, management may need to increase this provision in the future. At June 30, 2004 and December 31, 2003, our allowance for loan losses was $1.9 million and $2.0 million or 1.14% and 1.24% of total loans, respectively. Non-performing assets as a percentage of total assets was .48% at June 30, 2004 and .49% at December 31, 2003. The allowance for loan losses to non-performing loans was 153.11% and 172.71% at June 30, 2004 and December 31, 2003, respectively.

Noninterest income decreased $77,000 to $195,000 for the quarter ended June 30, 2004 from $272,000 for the comparable quarter in 2003. This decrease in noninterest income was the result of a $26,000 decline in insurance commissions, an $18,000 decrease in service charges on accounts, and a $33,000 decrease in other noninterest income. The decrease in insurance commissions reflects lower sales of variable- and fixed-rate annuities due to customer's reluctance to enter the market at a time of historically low interest rates, as well as reduced staffing in the department. The decrease in service charges on accounts is primarily due to a decrease in late fees charged and a decrease in loan closing fees. The decrease in other noninterest income was primarily due to a decrease in gains from the sale of loans.

Noninterest expense decreased by $15,000 to $1.6 million at June 30, 2004 when compared to expense for the comparable quarter in 2003. Salaries and benefits decreased $31,000, data processing costs decreased $12,000, offset by advertising and promotion costs, which increased $16,000. The decrease in salaries and benefits was primarily due to a decrease in the recognition and retention plan (RRP) cost for the June 30, 2004 quarter when compared to the June 30, 2003 quarter. Data processing expenses decreased due to lower expected costs during the quarter ended June 30, 2004. The increase in advertising and promotion costs occurred due to various deposit program specials offered during the quarter ended June 30, 2004

Our federal and state taxes decreased $10,000 to $206,000 for the quarter ended June 30, 2004 from $196,000 in the same period of 2003. This is primarily the result of lower pretax income for the quarter ended June 30, 2004.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

Net income increased $173,000 to $3.8 million for the six months ended June 30, 2004 compared to the same period in 2003. The return on average assets decreased to 5.07% for the six months ended June 30, 2004 from 5.48% for the comparable period in 2003. The decrease in net income resulted from a decrease in noninterest income and an increase noninterest expense.

Net interest income was $3.8 million for the six months ended June 30, 2004 compared to $3.6 million for the same period in 2003. The increase in net interest income was primarily a result of the decrease in total interest expense exceeding the decrease in total interest income as both interest-earning assets and interest-bearing liabilities continued to reprice downward even as interest rates stabilized. The net interest rate spread decreased to 2.82% for the six months ended June 30, 2004 from 2.91% for the comparable period ended June 30, 2003, while the net interest margin decreased to 3.12% for the six months ended June 30 ,2004 from 3.20% for the six months ended June 30, 2003. The decrease in the net interest rate spread and net interest margin was due to the decrease in the yield on interest-earning assets exceeding the decrease in the cost of funds. The average yield in interest-earning assets decreased to 5.07% for the six months ended June 30, 2004 from 5.48% for the same period in 2003, while the average yield on interest-bearing liabilities decreased to 2.25% for the six months ended June 30, 2004 from 2.57% for the same period ended 2003.

We did not increase the provision for loan losses during the six months ended June 30, 2004 or 2003. However, there were $15,000 in loan loss recoveries during the six months ended June 30, 2004, and $51,000 in recoveries during the six months ended June 30, 2003. Management does not feel that additional loan loss provisions are warranted at this time, however, should any unforeseen risks present themselves, management may need to increase the provision in the future.

Noninterest income decreased to $382,000 for the six months ended June 30, 2004 from $558,000 for the comparable period in 2003. The $176,000 decrease was the result of a $67,000 reduction in insurance commission income, a $39,000 reduction in service charge income, and a $70,000 reduction in other non-interest income at June 30, 2004. The decrease in insurance commissions reflects lower sales of variable- and fixed-rate annuities due to customer's reluctance to enter the market at a time of historically low interest rates, as well as reduced staffing in the department during the six-month period ended June 30, 2004 when compared to the same period in 2003. The decrease in service charges on accounts is primarily due a decrease in late fees charged and a decrease in loan closing fees. The decrease in other noninterest income was primarily due to a decrease in gains from the sale of loans.

Noninterest expense increased $89,000 to $3.1 million for the six months ended June 30, 2004 from $3.0 million for the six months ended 2003. Salaries and benefits increased $101,000 and advertising and promotion increased $36,000 for the comparable periods, offset by a decrease of $58,000 in occupancy costs for the six-month period ended June 30, 2004 compared to the same period in 2003. The increase in salaries and benefits was due to increases in the ESOP cost, in the recognition and retention plan (RRP) cost and in group insurance costs. The increase in the cost of the ESOP was due to a higher per share market value during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increase in the RRP cost was due to the implementation of the RRP in May of 2003, and group insurance costs increased as a result of normal annual policy expense increases. The increase in advertising and promotion costs occurred due to various deposit program specials offered during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Occupancy costs decreased during the six months ended

June 30, 2004 when compared to the same period in 2003 due to a revision of the estimation of real estate taxes on our new facility in Orland Park.

NEW ACCOUNTING PRONOUNCEMENTS

None

LIQUIDITY

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Bank invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At June 30, 2004, cash and cash equivalents totaled $13.0 million. At June 30, 2004, the Bank had commitments to fund loans of $4.4 million, available lines of credit of $13.8 million, and standby letters of credit of $208,000. At June 30, 2004, certificates of deposit represented 57.9% of total deposits. The Bank expects to retain these deposit accounts. In addition, the Bank has borrowing capacity for an additional $55.2 million from the FHLB without providing additional collateral. The Bank considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of June 30, 2004:

                                  ACTUAL              REQUIRED              EXCESS
                                  ------              --------              ------
(Dollars in thousands)            AMOUNT       %       AMOUNT       %       AMOUNT       %
                                  ------     -----     ------     -----     ------     -----
Core capital
  (to adjusted total assets)     $ 30,131    11.6%    $ 10,405     4.0%    $ 19,726      7.6%
Risk-based capital
  to (risk-weighted assets)        31,800    23.8       10,700     8.0       21,100     15.8

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

The table below sets forth as of March 31, 2004 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. The Company expects the June 30, 2004 Net Portfolio Value to be similar to the March 31, 2004 table shown below.

                                                               NPV as % of
  Change in                                            Portfolio Value of Assets
Interest Rates           Net Portfolio Value           -------------------------
in Basis Points          -------------------               NPV       Basis Point
 (Rate Shock)      Amount     $ Change     % Change       Ratio        Change
-------------      ------     --------     --------       -----        ------
                       (Dollars in thousands)

      300           28,532     -8,665         -23%        11.76%      -274 bp
      200           31,731     -5,466         -15%        12.82%      -167 bp
      100           34,823     -2,374          -6%        13.80%       -70 bp
   Static           37,197         --          --         14.50%        --
     -100           37,525        328           1%        14.49%        -1 bp
     -200               --         --          --            --
     -300               --         --          --            --

The table above indicates that at March 31, 2004, in the event of a 200 basis point increase in interest rates, we would experience a 15.0% decrease in net portfolio value. A 100 basis point decrease in interest rate would result in a 1.0% increase in net portfolio value. All model outputs associated with the -300 and -200 basis point scenarios are not applicable because of the low prevailing interest rate environment.

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

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

            During the quarter ended June 30, 2004, the Company completed the repurchase of 120,000 shares approved under the first repurchase plan announced January 22, 2003. The Company's second repurchase plan was announced on May 18, 2004 and allows for the repurchase of 117,000 shares of the Company's stock, which represented approximately 5% of the Company's outstanding shares.

            Issuer purchases of equity securities during the prior three months:

                                                                         Maximum
                                                      Total number      number of
                                                        of shares    shares that may
                                                        purchased     be purchased
                             Total        Average    under publicly     under the
                         number shares  price paid      announced      repurchase
                           purchased     per share        plan            plan
                           ---------     ---------        ----            ----
     April 1 - April 30       4,900      $  23.86         82,250         120,000
     May 1 - May 27          37,750         24.03        120,000         120,000
     May 27 - May 31          4,250         23.95          4,250         117,000
     June 1 - June 30        70,900         23.61         75,150         117,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

            None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

            At the Company's Annual meeting of Stockholders held on May 19, 2004, stockholders voted on the election of directors and the ratification of auditors. The number of shares outstanding and entitled to vote was 2,392,921, and the number of shares present at the meeting in person or by proxy was 2,222,896.

                  1. The vote with respect to the Election of Directors was as follows:

                                                  For                Withheld
                                                  ---                --------

                        Richard J. Nogal          2,204,410          18,486
                        Edward S. Milen           2,203,760          19,136

                  2. Ratification of appointment of Crowe Chizek and Company LLC as auditors

                                 For               Against            Abstain
                                 ---               -------            -------

                                 2,211,548         9,313              2,035

ITEM 5. OTHER INFORMATION.

            None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits None.

            (b)   Reports on Form 8-K.

                        The Company announced its March 31, 2004 financial
                  results by press release. The press release was included as an exhibit and filed on April 27, 2004 on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AJS BANCORP, INC.


Date: August 11, 2004          /s/ Thomas R. Butkus
                               -------------------------------------------------
                               Thomas R. Butkus
                               Chief Executive Officer and Chairman of the Board


Date: August 11, 2004          /s/ Lyn G. Rupich
                               -------------------------------------------------
                               Lyn G. Rupich
                               President and Chief Operating Officer