Form 10-Q
period 2004-09-30
AJS BANCORP INC
filed 2004-11-10
CIK 1144515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X|           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                        Commission file number 000-33405

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

As of November 1, 2004 the Registrant had outstanding 2,267,057 shares of common stock.

                                AJS BANCORP, INC.

                           Form 10-Q Quarterly Report

                                      Index

                                                                            Page
                                                                            ----
PART I - Financial Information

  Item 1.  Financial Statements                                               1
  Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                            7
  Item 3.  Quantitative and Qualitative Disclosures About Market Risk        12
  Item 4.  Controls and Procedures                                           13

PART II - Other Information

  Item 1.  Legal Proceedings                                                 14
  Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
             Equity Securities                                               14
  Item 3.  Defaults Upon Senior Securities                                   14
  Item 4.  Submission of Matters to a Vote of Securities Holders             14
  Item 5.  Other Information                                                 14
  Item 6.  Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                   15

ITEM 1. FINANCIAL STATEMENTS

AJS Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands of dollars, except share data)
(unaudited)

                                                                            September 30,  December 31,
                                                                                2004          2003
                                                                                ----          ----
ASSETS
Cash and cash equivalents
     Cash and due from banks (interest-earning: 2004 -
      $6,358; 2003 - $9,956)                                                  $  15,597     $  19,801
     Federal funds sold                                                           9,750            --
                                                                              ---------     ---------
         Total cash and cash equivalents                                         25,347        19,801

Certificates of deposit                                                           7,388            --
Securities available-for-sale                                                    60,170        42,475
Securities held-to-maturity                                                         145           177
Loans, net                                                                      158,828       155,628
Federal Home Loan Bank stock, at cost                                            14,245        13,612
Premises and equipment                                                            4,810         4,875
Accrued interest receivable                                                       1,002           967
Other assets                                                                        854           849
                                                                              ---------     ---------

     Total assets                                                             $ 272,789     $ 238,384
                                                                              =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits                                                                 $ 201,975     $ 183,847
     Federal Home Loan Bank advances                                             33,850        17,000
     Advance payments by borrowers for taxes and insurance                        2,491         1,651
     Accrued interest payable and other liabilities                               4,283         3,781
                                                                              ---------     ---------
         Total liabilities                                                      242,599       206,279

Stockholders' equity
     Preferred stock, $.01 par value, 20,000,000 shares authorized,
       none issued                                                                   --            --
     Common stock, $.01 par value, 50,000,000 shares authorized;
       2,444,521 shares issued at September 30, 2004 and December 31, 2003           24            24
     Treasury stock (176,964 shares at September 30, 2004;
      51,600 shares at December 31, 2003)                                        (4,064)       (1,075)
     Additional paid in capital                                                  10,866        10,972
     Unearned ESOP shares                                                          (236)         (377)
     Unearned stock awards                                                         (732)         (924)
     Retained earnings                                                           24,406        23,257
     Accumulated other comprehensive income (loss)                                  (74)          228
                                                                              ---------     ---------
         Total stockholders' equity                                              30,190        32,105
                                                                              ---------     ---------

              Total liabilities and stockholders' equity                      $ 272,789     $ 238,384
                                                                              =========     =========

                 See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

                                                         For the Three Months           For the Nine Months
                                                          Ended September 30,           Ended September 30,
                                                          -------------------           -------------------
                                                          2004           2003           2004           2003
                                                          ----           ----           ----           ----
Interest and dividend income
    Loans                                              $    2,362     $    2,364     $    7,057     $    7,045
    Securities                                                601            502          1,629          1,773
    Interest-earning deposits and other                       256            205            707            408
    Federal funds sold                                         17             16             43             93
                                                       ----------     ----------     ----------     ----------
       Total interest income                                3,236          3,087          9,436          9,319

Interest expense
    Deposits                                                1,036          1,040          2,979          3,206
    Federal Home Loan Bank advances
      and other                                               322            217            767            644
                                                       ----------     ----------     ----------     ----------
       Total interest expense                               1,358          1,257          3,746          3,850
                                                       ----------     ----------     ----------     ----------

Net interest income                                         1,878          1,830          5,690          5,469
Provision for loan losses                                     (57)           (10)           (72)           (61)
                                                       ----------     ----------     ----------     ----------

Net interest income after provision for loan losses         1,935          1,840          5,762          5,530

Noninterest income
    Service fees                                              164            150            382            407
    Insurance commissions                                      70             72            159            228
    Gain on sale of loans                                      --              4             --             53
    Other                                                      66             71            141            167
                                                       ----------     ----------     ----------     ----------
       Total noninterest income                               300            297            682            855

Noninterest expense
    Compensation and employee benefits                        919            960          2,739          2,679
    Occupancy expense                                         206            225            576            653
    Data processing expense                                    89             97            284            282
    Advertising and promotion                                  85             58            263            200
    Other                                                     227            279            757            809
                                                       ----------     ----------     ----------     ----------
       Total noninterest expense                            1,526          1,619          4,619          4,623
                                                       ----------     ----------     ----------     ----------

Income before income taxes                                    709            518          1,825          1,762

Income taxes                                                  267            187            676            648
                                                       ----------     ----------     ----------     ----------
Net income                                             $      442     $      331     $    1,149     $    1,114
                                                       ==========     ==========     ==========     ==========
Earnings per share
    Basic                                              $      .20     $      .14            .51     $      .48
    Diluted                                            $      .20     $      .14            .50            .48
    Weighted average shares - Diluted                   2,229,145      2,317,516      2,293,273      2,333,488

Comprehensive income                                   $      736     $       55     $      847     $      520
                                                       ==========     ==========     ==========     ==========

                 See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                             -------------------
                                                                              2004         2003
                                                                              ----         ----
Cash flows from operating activities
    Net income                                                             $  1,149     $  1,114
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation                                                             235          222
       Provision for loan losses                                                (72)         (61)
       Premium amortization, net                                                 73           75
       Stock award compensation expense                                         192          130
       ESOP compensation expense                                                370          270
       Federal Home Loan Bank stock dividends                                  (633)        (400)
       Gain on sale of loans held for sale                                       --          (53)
       Gain on sale of other real estate                                         --           --
       Changes in
          Loans held for sale                                                    --           53
          Accrued interest receivable and other assets                          297          662
          Accrued interest payable and other liabilities                        167          135
                                                                           --------     --------
              Net cash from operating activities                              1,778        2,147

Cash flows from investing activities
    Securities available-for-sale
       Purchases                                                            (29,978)     (18,294)
       Maturities and principal payments                                     11,548       23,488
    Securities held-to-maturity
       Maturities and principal payments                                         32           59
    Purchase of certificates of deposit                                      (7,388)          --
    Loan originations, net                                                   (3,126)     (15,661)
    Proceeds from sale of other real estate                                      21           --
    Purchase of equipment                                                      (170)        (469)
    Purchase of Federal Home Loan Bank stock                                     --       (8,500)
                                                                           --------     --------
       Net cash from investing activities                                   (29,061)     (19,377)

Cash from financing activities
    Net change in deposits                                                   18,128       15,494
    Net change in Federal Home Loan Bank advances                            16,850        2,500
    Purchase of treasury stock                                               (2,989)      (1,298)
    Net change in advance payments by borrowers for taxes and insurance         840         (833)
                                                                           --------     --------
       Net cash from financing activities                                    32,829       15,863
                                                                           --------     --------

Net change in cash and cash equivalents                                       5,546       (1,367)

Cash and cash equivalents at beginning of period                             19,801       22,896
                                                                           --------     --------

Cash and cash equivalents at end of period                                 $ 25,347     $ 21,529
                                                                           ========     ========

                 See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Nine months ended September 30, 2004
(in thousand of dollars)
(unaudited)

                                                                                                          Accumulated
                                                      Additional            Unearned  Unearned               Other        Total
                                              Common   Paid-in   Treasury    Stock      ESOP   Retained  Comprehensive Stockholders'
                                              Stock    Capital    Stock      Awards    Shares  Earnings  Income (Loss)   Equity
                                             -------   -------   -------    -------   -------  --------  -------------  -------
Balance at December 31, 2002                 $    24   $11,308   $    --    $    --   $  (566)  $21,864    $ 1,016      $33,646
Purchase of 65,500 shares of treasury stock       --        --    (1,298)        --        --        --         --       (1,298)
Allocation of stock awards                        --       722       384     (1,106)       --        --         --           --
ESOP shares earned                                --       129        --         --       141        --         --          270
Stock awards earned                               --        --        --        130        --        --         --          130
Comprehensive income
   Net income                                     --        --        --         --        --     1,114         --        1,114
   Change in unrealized gain on securities        --
     available for sale, net of taxes             --        --        --         --        --        --       (594)        (594)
                                                                                                                        -------
      Total comprehensive income                                                                                            520
                                             -------   -------   -------    -------   -------   -------    -------      -------

Balance at September 30, 2003                $    24   $12,159   $  (914)   $  (976)  $  (425)  $22,978    $   422      $33,268
                                             =======   =======   =======    =======   =======   =======    =======      =======

                                                                                                          Accumulated
                                                      Additional            Unearned  Unearned               Other        Total
                                              Common   Paid-in   Treasury    Stock      ESOP   Retained  Comprehensive Stockholders'
                                              Stock    Capital    Stock      Awards    Shares  Earnings  Income (Loss)   Equity
                                             -------   -------   -------    -------   -------  --------  -------------  -------
Balance at December 31, 2003                 $    24   $10,972   $(1,075)   $  (924)  $  (377)  $23,257    $   228      $32,105
Purchase of 125,364 shares of treasury stock      --        --    (2,989)        --        --        --         --       (2,989)
ESOP shares earned                                --       229        --         --       141        --         --          370
Stock awards earned                               --        --        --        192        --        --         --          192
ESOP put option                                   --      (335)       --         --        --        --         --         (335)
Comprehensive income
   Net income                                     --        --        --         --        --     1,149         --        1,149
   Change in unrealized gain on securities        --
     available-for-sale, net of taxes             --        --        --         --        --        --       (302)        (302)
                                                                                                                        -------
      Total comprehensive income                                                                                            847
                                             -------   -------   -------    -------   -------   -------    -------      -------

Balance at September 30, 2004                $    24   $10,866   $(4,064)   $  (732)  $  (236)  $24,406    $   (74)     $30,190
                                             =======   =======   =======    =======   =======   =======    =======      =======

                 See notes to consolidated financial statements.

                                AJS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

Note 1 - Basis of Presentation

Principles of Consolidation: The accompanying consolidated interim financial statements include the accounts of AJS Bancorp, Inc. ("the Company") and its wholly owned subsidiary, A. J. Smith Federal Savings Bank ("the Bank"). All significant intercompany balances and transactions have been eliminated.

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

Note 2 - Earnings Per Share

Basic earnings per share for the three and nine months ended September 30, 2004 and 2003 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and nine months ended September 30, 2004 and 2003 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards. Computations for basic and diluted earnings per share are provided below.

                                   For the Three Months     For the Nine Months
                                    Ended September 30,     Ended September 30,
                                    -------------------     -------------------
                                      2004        2003       2004        2003
                                      ----        ----       ----        ----
                                   (in thousands, except   (in thousands, except
                                      per share data)         per share data)
Basic
  Net income                        $    442    $    331   $  1,149    $  1,114
                                    ========    ========   ========    ========
  Weighted average common shares
    outstanding                        2,202       2,318      2,262       2,333
                                    ========    ========   ========    ========
  Basic earnings per common share   $    .20    $    .14   $    .51    $    .48
                                    ========    ========   ========    ========

                                    For the Three Months    For the Nine Months
                                     Ended September 30,    Ended September 30,
                                     -------------------    -------------------
                                       2004        2003       2004        2003
                                       ----        ----       ----        ----
                                    (in thousands, except  (in thousands, except
                                       per share data)        per share data)
Diluted
  Net income                         $    442    $    331   $  1,149    $  1,114
                                     ========    ========   ========    ========
  Weighted average common shares
    outstanding                         2,202       2,318      2,262       2,333
  Dilutive effect of stock awards           5           3          6          --
  Dilutive effect of stock options         22          11         25           1
                                     ========    ========   ========    ========
  Diluted average common shares         2,229       2,332      2,293       2,334
                                     ========    ========   ========    ========
  Diluted earnings per common share  $    .20    $    .14   $    .50    $    .48
                                     ========    ========   ========    ========

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

A summary of the status of the Company's stock option plan and changes during the nine months ended September 30, 2004 and 2003 is presented below:

                                                      For the Nine Months
                                                      Ended September 30,
                                           --------------------------------------------
                                                  2004                    2003
                                                  ----                    ----
                                                      Weighted-               Weighted-
                                                       Average                 Average
                                                      Exercise                Exercise
                                           Shares       Price      Shares       Price
                                           ------       -----      ------       -----
Outstanding at beginning of period         114,685    $  18.75          --    $     --
Granted                                         --          --     114,685       18.75
Exercised                                       --          --          --          --
Forfeited                                    2,000       18.75          --          --
                                          --------    --------    --------    --------

Outstanding at end of period               112,685    $  18.75     114,685    $  18.75
                                          ========    ========    ========    ========

                                                                    2004           2003
                                                                    ----           ----
Options exercisable at end of period                                 27,337             --
Weighted-average fair value of options granted during period     $       --     $     2.82
Average remaining option term                                     8.6 years      9.6 years

The Company applies  Accounting  Principles Board ("APB") Opinion 25 and related
Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized at the date of grant. Had compensation cost been determined based on the fair value at the grant dates for awards under the plan consistent with the method of Statement of Financial Accounting
Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share for the three and nine months ended September 30, 2004 would have been reduced to the pro forma amounts in the table below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                   For the Three Months     For the Nine Months
                                    Ended September 30,     Ended September 30,
                                    -------------------     -------------------
                                     2004        2003        2004        2003
                                     ----        ----        ----        ----
                                  (in thousands, except    (in thousands, except
                                     per share data)          per share data)

Net income as reported             $   442     $   331     $ 1,149     $ 1,114
Pro forma net income                   436         325       1,132       1,105
Earnings per share as reported
    Basic                              .20         .14         .51         .48
    Diluted                            .20         .14         .50         .48
Pro forma earnings per share
    Basic                              .20         .14         .50         .47
    Diluted                            .20         .14         .49         .47

Pursuant to its 2003 stock-based incentive plan, the Company awarded 58,971 shares of restricted stock in May 2003. These shares vest over a five-year period. The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders' equity. Compensation expense for restricted stock awards totaled $192,000 and $130,000 for the nine months ended September 30, 2004 and 2003,respectively.

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

The following discussion compares the financial condition of the Company at September 30, 2004 to its financial condition at December 31, 2003 and the results of operations for the three- and nine-month periods ended September 30, 2004 to the same period in 2003. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at September 30, 2004 were $272.8 million compared to $238.4 million at December 31, 2003, an increase of $34.4 million, or 14.4%. The increase in total assets primarily reflects increases in federal funds sold, certificates of deposit, and securities. We invested in certificates of deposit at other financial institutions, and mortgage-backed securities in order to attain slightly higher yields without locking into longer-term investments. The mortgage-backed securities are expected to mature in ten to fifteen years, however prepayments may cause them to pay down a faster pace. Loans receivable increased $3.2 million to $158.8 million at September 30, 2004 from $155.6 million at December 31, 2003. The increase in loans reflects new and refinanced commercial and multifamily mortgage loans. For the last three years, the Company has focused on originating more commercial and multifamily loans as these products generally carry higher interest rates with shorter terms than the traditional single-family loans. We plan on continuing this strategy for the foreseeable future. Federal funds sold increased to $10.0 million, and certificates of deposit increased to $7.4 million at September 30, 2004. There were no balances in federal funds sold or certificates of deposit at December 31, 2003. Securities increased $17.6 million, or 41.2%, to $60.3 million at September 30, 2004 from $42.7 million at December 31, 2003. The increase was due to an arrangement whereby the Company purchased $19.5 million in mortgage-backed securities funded by cash and Federal Home Loan Bank ("FHLB") advances. The mortgage-backed securities purchased represent the Company's attempt to lock in a spread between the interest earned on the asset and the lower interest paid on the FHLB advances.

The Company had non-performing assets of $996,000 at September 30, 2004 and $1.2 million at December 31, 2003. The allowance for loan losses was $1.9 million at September 30, 2004 and $2.0 million at December 31, 2003. This represents a ratio of allowance for loan losses to gross loans receivable of 1.15% at September 30, 2004 and 1.24% at December 31, 2003. The allowance for loan losses to non-performing loans was 190.16% at September 30, 2004 compared to 172.71% at December 31, 2003.

Total liabilities at September 30, 2004 were $242.6 million compared to $206.3 million at December 31, 2003, an increase of $36.3 million, reflecting increases in deposits, FHLB advances, advance payments by borrowers for taxes and insurance, and accrued expenses. Total deposits increased $18.2 million, or 9.9%, to $202.0 million at September 30, 2004 from $183.8 million at December 31, 2003. This increase was largely due to greater marketing efforts and promotional deposit rates designed to attract deposits for specific time frames. FHLB advances increased to $33.9 million at September 30, 2004 from $17.0 million at December 31, 2003. The additional fixed rate borrowings were used primarily to fund the purchase of mortgage-backed securities. Advance payments by borrowers for taxes and insurance increased $840,000 to $2.5 million at September 30, 2004 from $1.7 million at December 31, 2003. This increase was due to the timing differences of payments for county real estate taxes. Accrued expenses and other liabilities increased $502,000, or 13.2% to $4.3 million at September 30, 2004 from $3.8 million at December 31, 2003. The increase was primarily due to an increase in the ESOP put option. The Internal Revenue Service ("IRS") has determined that any security traded on the bulletin board or pink sheets does not have a sufficiently active market to support the trading necessary should an employee wish to sell their Company stock they received as a part of the ESOP. Therefore, the Company has a contingent liability in an amount equal to the market value of the vested portion of the ESOP as a result of the obligation the Company has to repurchase the stock should the employee decide to sell it, and there were no buyers available on the open market. The ESOP put option liability is $1.6 million at September 30, 2004, compared to $1.2 million at December 31, 2003

Total stockholders' equity decreased to $30.2 million at September 30, 2004 from $32.1 million at December 31, 2003. The decrease in stockholders' equity during the past nine months was primarily due to the repurchase of 125,364 shares of the Company's stock at an average price of $23.84 per share. This decrease was primarily offset by net income of $1.1 million. Repurchased shares are not considered outstanding and are not included when calculating earnings per share or book value information.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

Net income increased $111,000 to $442,000 for the quarter ended September 30, 2004 compared to the same period in 2003. The return on average assets increased to 0.66% for the quarter ended September 30, 2004 from 0.55% for the same period in 2003. The increase was primarily due to an increase in net interest income, and a decrease in non-interest expense. Total interest income increased by $149,000 or 4.8% to $3.2 million for the quarter ended September 30, 2004 as compared to $3.1 million for the same quarter in 2003. The increase was due to a $99,000 increase in income earned on securities, and a $51,000 increase in income earned on interest earning deposits. Interest income on securities increased due to increased average balances for the comparable quarters ending September 30, 2004 and 2003. The average balance for securities for the three months ended September 30, 2004 was $60.7 million with an average yield of 3.96% compared to an average balance of $48.1 million with an average yield of 4.18% for the same quarter in 2003. Interest income on interest earning deposits increased to $256,000 or 24.9% for the quarter ended September 30, 2004 compared to $205,000 for the same period in 2003. The increase was primarily due to a higher average yield on interest-bearing deposits during the quarter ended September 30, 2004 when compared to the same quarter in 2003. The average yield on interest earning deposits was 4.16% for the quarter ended September 30, 2004 compared to 3.43% for the same quarter in 2003. Average interest earning assets were $255.0 million and $229.1 million during the comparative 2004 and 2003 quarters while the average yield was 5.08% and 5.39%, respectively.

Total interest expense increased $101,000 to $1.4 million at September 30, 2004 from $1.3 million at September 30, 2003. Interest expense on Federal Home Loan Bank ("FHLB") advances increased by $105,000 or 48.4% to $322,000 for the quarter ended September 30, 2004 from $217,000 for the same quarter in 2003. This was due to an increase in the average FHLB advance balance for the quarter ended September 30, 2004 compared to the same quarter in 2003. The average FHLB advance balance was $31.4 million for an average cost of 4.11% for the quarter ended September 30, 2004 compared to an average balance of $18.5 million for an average cost of 4.69% for the same quarter in 2003. The average cost of deposits at September 30, 2004 was 2.08% as compared to 2.24% at September 30, 2003. The average cost of interest-bearing liabilities decreased to 2.35% for the three months ended September 30, 2004 from 2.46% for the same period ended 2003.

Our net interest rate spread decreased 21 basis points to 2.72% for the quarter ended September 30, 2004 from 2.93% for the same period in 2003, while our net interest margin decreased 25 basis points to 2.95% for the quarter ended September 30, 2004 from 3.20% for the same period in September 30, 2003. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 110.48% for the three months ended September 30, 2004 from 112.06% for the same period in 2003.

There was no increase to the provision for loan losses for the three months ended September 30, 2004 or September 30, 2003. However, there were $57,000 in loan loss recoveries during the three months ended September 30, 2004, and $10,000 in recoveries during the three months ended September 30, 2003. Loan provisions made are to maintain the allowance to reflect management's estimates of losses inherent in our loan portfolio. At this time, management felt no additional provisions were necessary. Should any unforeseen risks present themselves however, management may need to increase this provision in the future. At September 30, 2004 and December 31, 2003, our allowance for loan losses was $1.9 million and $2.0 million or 1.15% and 1.24% of total loans, respectively. Non-performing assets as a percentage of total assets was 0.37% at September 30, 2004 and 0.49% at December 31, 2003. The allowance for loan losses to non-performing loans was 190.16% and 172.71% at September 30, 2004 and December 31, 2003, respectively.

Noninterest income increased $3,000 to $300,000 for the quarter ended September 30, 2004 from $297,000 for the comparable quarter in 2003. The increase in noninterest income was the result of a $14,000 increase in service charges on accounts, offset by a $9,000 decrease in other noninterest income. The increase in service charges on accounts is primarily due to an increase in prepayment penalties charged and fees charged on NOW accounts. The decrease in other noninterest income was partially due to a decrease in gains from the sale of MBS securities.

Noninterest expense decreased by $93,000 to $1.5 million at September 30, 2004 when compared to $1.6 million for the comparable quarter in 2003. Salaries and benefits decreased $41,000, occupancy cost decreased $19,000, and other noninterest expense decreased $52,000, offset by advertising and promotion costs, which increased $27,000. The decrease in salaries and benefits was primarily due to the death of the Executive Vice-President and the resignation of a higher earning employee. Occupancy costs decreased due to lower repair and maintenance costs on the building and lower estimated real estate taxes for the quarter ended September 30, 2004 when compared to the same quarter in the prior year. Other noninterest expense decreased due to reductions in legal expense, stationary, printing and office supplies, and postage expense during the quarter ended September 30, 2004 when compared to the same quarter in the prior year. The increase in advertising and promotion costs occurred due to various deposit program specials offered during the quarter ended September 30, 2004

Our federal and state taxes increased $80,000 to $267,000 for the quarter ended September 30, 2004 from $187,000 in the same period of 2003. This is primarily the result of higher pretax income for the quarter ended September 30, 2004.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

Net income increased $35,000 to $1.1 million for the nine months ended September 30, 2004 compared to the same period in 2003. The return on average assets decreased slightly to 0.60% for the nine months ended September 30, 2004 from 0.62% for the comparable period in 2003. The increase in net income resulted from an increase in net interest income, offset by a decrease in noninterest income.

Net interest income was $5.7 million for the nine months ended September 30, 2004 compared to $5.5 million for the same period in 2003. The increase in net interest income was primarily due to increased average interest earning assets. The net interest rate spread decreased to 2.85% for the nine months ended September 30, 2004 from 2.91% for the comparable period ended September 30, 2003, while the net interest margin decreased to 3.10% for the nine months ended September 30, 2004 from 3.20% for the nine months ended September 30, 2003. The decrease in the net interest rate spread and net interest margin was due to the decrease in the yield on interest-earning assets exceeding the decrease in the cost of funds. The average yield in interest-earning assets decreased to 5.14% for the nine months ended September 30, 2004 from 5.45% for the same period in 2003, while the average yield on interest-bearing liabilities decreased to 2.29% for the nine months ended September 30, 2004 from 2.91% for the same period ended 2003.

We did not increase the provision for loan losses during the nine months ended September 30, 2004 or 2003. However, there were $72,000 in loan loss recoveries during the nine months ended September 30, 2004, and $61,000 in recoveries during the nine months ended September 30, 2003. Management does not feel that additional loan loss provisions are warranted at this time, however, should any unforeseen risks present themselves, management may need to increase the provision in the future.

Noninterest income decreased to $682,000 for the nine months ended September 30, 2004 from $855,000 for the comparable period in 2003. The $173,000 decrease was the result of a $69,000 reduction in insurance commission income, a $25,000 reduction in service charge income, and a $79,000 reduction in other non-interest income for the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003. The decrease in insurance commissions reflects lower sales of variable- and fixed-rate annuities due to customer's reluctance to enter the market at a time of historically low interest rates, as well as reduced staffing in the department during the nine-month period ended September 30, 2004 when compared to the same period in 2003. The decrease in service charges on accounts is primarily due a decrease in late fees charged and a decrease in loan closing fees. The decrease in other noninterest income was primarily due to a decrease in gains from the sale of loans and a decrease in gains on the sale of MBS securities.

Noninterest expense decreased marginally by $4,000 to $4.6 million for the nine months ended September 30, 2004. Occupancy costs decreased $77,000 for the comparable periods, while advertising and promotion costs increased $63,000 for the nine month period ended September 30, 2004 compared to the same period in 2003. Salaries and benefits, data processing costs and other noninterest expense remained fairly stable when comparing the two nine month periods ended September 30, 2004 and September 30, 2003, with a less than 10% fluctuation in the comparative year to date balances. Occupancy costs decreased during the nine months ended September 30, 2004 when compared to the same period in 2003 primarily due to a revision of the estimation of real estate taxes on our facility in Orland Park. The increase in advertising and promotion costs occurred due to various deposit program specials offered during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

NEW ACCOUNTING PRONOUNCEMENTS

None

LIQUIDITY

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Bank invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At September 30, 2004, cash and cash equivalents totaled $25.3 million. At September 30, 2004, the Bank had commitments to fund loans of $9.2 million, available lines of credit of $14.4 million, and standby letters of credit of $63,000. At September 30, 2004, certificates of deposit represented 49.5% of total deposits. The Bank expects to retain these deposit accounts. In addition, the Bank has borrowing capacity for an additional $52.2 million from the FHLB without providing additional collateral. The Bank considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of September 30, 2004:

                                  ACTUAL             REQUIRED              EXCESS
                                  ------             --------              ------
(Dollars in thousands)            AMOUNT     %        AMOUNT       %       AMOUNT        %
                                  ------    ---       ------      ---      ------       ---
Core capital
  (to adjusted total assets)    $ 29,246    10.7%    $ 10,928     4.0%    $ 18,318      6.7%
Risk-based capital
  to (risk-weighted assets)       30,906    23.3       10,601     8.0       20,305     15.3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUALITATIVE ASPECTS OF MARKET RISK

The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Management Committee, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives; and for managing this risk consistent with the guidelines approved by the Board of Directors. Senior management monitors the level of interest rate risk on a regular basis, and the Asset/ Liability Management Committee, which consists of senior management operating under a policy adopted by the Board of Directors, meets as needed to review our asset/liability policies and interest rate risk position.

We have sought to manage our interest rate risk by more closely matching the maturities of our interest rate sensitive assets and liabilities. In the current low interest rate environment we have kept our purchases of investments in fixed rate notes and bonds to maturities within two to three years. In addition, we may emphasize fixed rate mortgages that mature in fifteen years or less by offering very competitive interest rates on those products while not being as aggressive in pricing those mortgages that mature in greater than fifteen years. We also offer one-, three- five-, and seven-year adjustable rate mortgage loans, and three- and five-year balloon loans. However, in a low interest rate environment, borrowers typically prefer fixed-rate loans rather than adjustable-rate mortgages. We may sell some of our originations of longer-term fixed-rate loans into the secondary market. We do not solicit high-rate jumbo certificates of deposit or brokered funds.

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

The table below sets forth as of June 30, 2004 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. The Company anticipates that the September 30, 2004 Net Portfolio Value will be similar to the June 30, 2004 table shown below.

                                                             NPV as % of
   Change in                                           Portfolio Value of Assets
Interest Rates           Net Portfolio Value           -------------------------
in Basis Points          -------------------              NPV       Basis Point
 (Rate Shock)      Amount      $ Change     % Change     Ratio        Change
---------------    ------      --------     --------     -----        ------
                             (Dollars in thousands)

       300         27,401       -11,001        -29%      10.89%      -337 bp
       200         31,089        -7,313        -19%      12.08%      -218 bp
       100         34,810        -3,592         -9%      13.22%      -104 bp
    Static         38,402            --         --       14.26%        --
      -100         40,620         2,218          6%      14.83%        57 bp
      -200             --            --         --          --
      -300             --            --         --          --

The table above indicates that at June 30, 2004, in the event of a 200 basis point increase in interest rates, we would experience a 19.0% decrease in net portfolio value. A 100 basis point decrease in interest rate would result in a 6.0% increase in net portfolio value. All model outputs associated with the -300 and -200 basis point scenarios are not applicable because of the low prevailing interest rate environment.

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

            Issuer purchases of equity securities during the prior three months:

                                                                                      Maximum
                                                                  Total number       number of
                                                                   of shares      shares that may
                                                                   purchased       be purchased
                                      Total          Average     under publicly      under the
                                  number shares    price paid       announced        repurchase
                                    purchased       per share         plan              plan
                                    ---------       ---------         ----              ----
     July 1 - July 31                  375          $  22.85         75,525           117,000
     August 1 - August 31               --                --         75,525           117,000
     September 1 - September 30         --                --         75,525           117,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

            None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

            None

ITEM 5. OTHER INFORMATION.

            None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits

                        None.

            (b)   Reports on Form 8-K.

                        The Company announced its June 30, 2004 financial results by press release. The press release was included as an exhibit and filed on July 22, 2004 on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AJS BANCORP, INC.


Date:  November 9, 2004                   /s/ Thomas R. Butkus
                                          --------------------------------------
                                          Thomas R. Butkus
                                          Chief Executive Officer and
                                          Chairman of the Board


Date:  November 9, 2004                   /s/ Lyn G. Rupich
                                          --------------------------------------
                                          Lyn G. Rupich
                                          President and Chief Operating Officer