Form 10-K
period 2004-12-31
AJS BANCORP INC
filed 2005-03-30
CIK 1144515

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________ to ___________________

                        Commission File Number: 000-33405

                                AJS Bancorp, Inc.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         United States                                         36-4485429
-------------------------------                       --------------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

14757 South Cicero Avenue, Midlothian, Illinois                       60445
-----------------------------------------------                   --------------
    (Address of Principal Executive Offices)                        (Zip Code)

                                 (708) 687-7400
               ---------------------------------------------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

YES _X_ NO ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-22). YES ___ NO _X_

      As of June 30, 2004, there were 2,267,932 shares outstanding of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of June 30, 2004, ($22.25) was $16,275,697.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.    Proxy Statement for the 2005 Annual Meeting of  Stockholders  (Parts I and
      III).

                                     PART I

ITEM 1. BUSINESS
----------------

Forward Looking Statements

      This Annual Report contains certain "forward-looking statements" which may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, commercial and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

General

AJS Bancorp, Inc.

      Following completion of our mutual holding company and stock offering on December 26, 2001, AJS Bancorp, Inc. became the mid-tier stock holding company for A. J. Smith Federal Savings Bank (the "Bank"). The business of AJS Bancorp, Inc. consists of holding all of the outstanding common stock of A. J. Smith Federal Savings Bank. AJS Bancorp, Inc. is chartered under Federal law. As part of our reorganization, we issued 1,227,544 shares of common stock to our mutual holding company parent, AJS Bancorp, MHC ("MHC"), and sold 1,179,406 shares to the public. Under federal regulations, so long as AJS Bancorp, MHC exists, it will own at least 50.1% of the voting stock of AJS Bancorp, Inc. At December 31, 2004, AJS Bancorp, Inc. had total consolidated assets of $270.9 million, total deposits of $198.1 million, and stockholders' equity of $30.5 million. Our executive offices are located at 14757 South Cicero Avenue, Midlothian, Illinois 60445, and our telephone number is (708) 687-7400.

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

Lending Activities

      General. Our loan portfolio is comprised mainly of one- to four-family residential real estate loans. The vast majority of these loans have fixed rates of interest. In addition to one- to four-family residential real estate loans, our loan portfolio consists primarily of multi-family loans and home equity lines of credit. At December 31, 2004, our gross loans totaled $165.1 million, of which $115.6 million, or 70.0%, were secured by one- to four-family residential real estate, $32.7 million, or 19.8%, were secured by multi-family residential and commercial real estate, $16.1 million, or 9.8%, were home equity loans, and $649,000, or 0.4%, were consumer loans. Our lending area is the Chicago metropolitan area, with an emphasis on lending in the south and southwest suburbs.

      We try to reduce our interest rate risk by making our loan portfolio more interest rate sensitive. Accordingly, we offer adjustable rate mortgage loans, short-and medium-term mortgage loans, and three- and five-year balloon mortgages. In addition, we offer shorter-term consumer loans and home equity lines of credit with adjustable interest rates.

      A portion of our loan originations have consisted of loans to borrowers with impaired credit ratings, which are classified as "subprime" loans by the bank regulatory agencies. Our subprime loans are primarily secured by single family properties located throughout the Chicago metropolitan area, and generally are first or second mortgage loans. These loans generally have higher interest rates than traditional one- to four-family loans. Subprime loans are underwritten using the same criteria as our one- to four-family loans, except that loan applications will not necessarily be rejected because of the impaired credit history of a borrower or higher debt to income ratios than are permitted under Fannie Mae and Freddie Mac underwriting guidelines. At December 31, 2004, $12.5 million, or 7.6% of our loan portfolio, consisted of subprime loans based upon Office of Thrift Supervision criteria.

      Loan Portfolio Composition. The following table shows the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and allowances for losses) as of the dates indicated.

                                                                          At December 31,
                                              ------------------------------------------------------------------------
                                                       2004                     2003                      2002
                                              ---------------------    ---------------------     ---------------------
                                               Amount       Percent      Amount      Percent      Amount       Percent
                                              ---------    --------    ---------    --------     ---------    --------
                                                                                                 (Dollars in thousands)
Real estate loans:
------------------
 One- to four-family (1) ..................   $ 115,598       70.02%   $ 120,810       76.64%    $ 115,880       83.84%
 Multi-family and commercial ..............      32,713       19.82       24,066       15.27        13,187        9.54
                                              ---------    --------    ---------    --------     ---------    --------
     Total real estate loans ..............     148,311                  144,876       91.91       129,067       93.38

Other Loans:
------------
 Consumer loans ...........................         649        0.39          696        0.44           782        0.56
 Home equity ..............................      16,126        9.77       12,056        7.65         8,374        6.06
                                              ---------    --------    ---------    --------     ---------    --------
      Total loans .........................                  100.00%     157,628      100.00%      138,223      100.00%
                                                           ========                 ========                  ========

Less:
-----
 Allowance for loan losses ................      (1,847)                  (1,962)                   (2,082)
 Deferred loan (fees) costs ...............          69                      (16)                       24
 Deferred gain on real estate contract ....         (17)                     (22)                      (31)
                                              ---------                ---------                 ---------
 Total loans receivable, net ..............   $ 163,291                $ 155,628                 $ 136,134
                                              =========                =========                 =========

                                                             At December 31,
                                              -----------------------------------------------
                                                       2001                      2000
                                              ---------------------     ---------------------
                                                Amount      Percent       Amount      Percent
                                              ---------    --------     ---------    --------

Real estate loans:
 One- to four-family (1) ..................   $ 115,344       88.01%    $  93,962       85.32%
 Multi-family and commercial ..............       9,281        7.08         9,442        8.57
                                              ---------    --------     ---------    --------
     Total real estate loans ..............     124,625       95.09       103,404       93.89

Other Loans:
 Consumer loans ...........................         765        0.59           733        0.66
 Home equity ..............................       5,667        4.32         5,999        5.45
                                              ---------    --------     ---------    --------
      Total loans .........................     131,057      100.00%      110,136      100.00%
                                                           ========                  ========

Less:
 Allowance for loan losses ................      (2,508)                   (2,364)
 Deferred loan (fees) costs ...............          (5)                       52
 Deferred gain on real estate contract ....         (39)                      (55)
                                              ---------                 ---------
 Total loans receivable, net ..............   $ 128,505                 $ 107,769
                                              =========                 =========

________________________

(1) Subprime real estate loans totaled $12.5 million, $18.3 million, $31.2 million, $47.1 million and $51.6 million at December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

      Maturity of Loan Portfolio. The following table sets forth certain information regarding the dollar amounts maturing and the interest rate sensitivity of our loan portfolio at December 31, 2004. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                         Multi-Family
                                  One-to Four-Family    and Commercial         Consumer          Home Equity            Total
                                  ------------------  ------------------  ------------------  ------------------  ------------------
                                            Weighted            Weighted            Weighted            Weighted            Weighted
                                             Average             Average             Average             Average             Average
                                   Amount     Rate     Amount     Rate     Amount     Rate     Amount     Rate     Amount     Rate
                                  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                       (Dollars in thousands)
1 year or less ................   $    734    8.04%   $  2,363    5.91%   $    347    4.04%   $  1,428    6.10%   $  4,872    6.15%
Greater than 1 to 3 years .....      1,873    7.44       9,381    5.89         198    5.84       3,932    5.14      15,384    5.89
Greater than 3 to 5 years .....      9,227    6.32      16,100    6.08         104    5.34      10,766    5.16      36,197    5.87
Greater than 5 to 10 years ....     23,218    6.13       3,877    6.59          --      --          --      --      27,095    6.20
Greater than 10 to 20 years ...     35,594    5.59         992    6.26          --      --          --      --      36,586    5.61
More than 20 years ............     44,952    5.20          --      --          --      --          --      --      44,952    5.20
                                  --------            --------            --------            --------            --------
Total .........................   $115,598            $ 32,713            $    649            $ 16,126            $165,086
                                  ========            ========            ========            ========            ========

      The total amount of loans due after December 31, 2005 which have predetermined interest rates is $121.7 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $38.6 million.

      One- to four-family Residential Real Estate Loans. Our primary lending activity consists of originating one- to four-family, owner-occupied, first and second residential mortgage loans, virtually all of which are secured by properties located in our market area. At December 31, 2004, these loans totaled $115.6 million, or 70.0% of our total loan portfolio.

      We currently offer one- to four-family residential real estate loans with terms up to 30 years, although we emphasize the origination of one- to four-family residential loans with terms of 15 years or less. We offer our one- to four-family residential loans with adjustable or fixed interest rates. At December 31, 2004, $92.2 million, or 79.7% of our one- to four-family residential real estate loans had fixed rates of interest, and $23.4 million, or 20.3% of our one- to four-family residential real estate loans, had adjustable rates of interest. Our fixed rate loans include loans that generally amortize on a monthly basis over periods between 7 to 30 years. We also offer loans which generally have balloon payment features after three or five years. Our balloon loans generally amortize over periods of 15 years or more. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans.

      We currently offer adjustable rate mortgage loans with an initial interest rate fixed for one, three, five or seven years, and annual adjustments thereafter based on changes in a designated market index. Our adjustable rate mortgage loans generally have an interest rate adjustment limit of 200 basis points per adjustment, with a maximum lifetime interest rate adjustment limit of 800 basis points and a floor of 500 basis points. Our adjustable rate mortgages are priced at a level tied to the one-year United States Treasury bill rate. In order to make our adjustable rate mortgages more attractive in the current low fixed mortgage rate environment, we began to offer discounted or teaser rates on our adjustable rate mortgages in July of 2003. These loans carry initial rates that are lower than the rate would be if it were to adjust according to the adjustable rate note and rider. We do not offer adjustable rate mortgages that offer the possibility of negative amortization.

      Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. For loans greater than $175,000 we utilize outside independent appraisers. For loans up to $175,000, appraisals are performed by in-house appraisers. For borrowers who do not obtain private mortgage insurance, our lending policies limit the maximum loan to value ratio on both fixed rate and adjustable rate mortgage loans to 80% of the appraised value of the property that is collateral for the loan (and up to 85% with respect to second fixed-rate mortgage loans). For one- to four-family residential real estate loans with loan to value ratios of between 80% and 97%, we require the borrower to obtain private mortgage insurance. For loans in excess of $75,000, we require the borrower to obtain title insurance. For first mortgage loan products under $75,000, we conduct a junior alta title search. For second mortgage type products in excess of $200,000, title insurance is required. For second mortgage type products under $200,000, we conduct a junior alta title search. We also require homeowners insurance and fire and casualty insurance on properties securing real estate loans.

      Multi-Family and Commercial Real Estate Loans. At December 31, 2004, $32.7 million, or 19.8% or our total loan portfolio, consisted of loans secured by multi-family and commercial real estate properties, virtually all of which are located in the State of Illinois. Our multi-family loans are secured by multi-family and mixed use properties. Our commercial real estate loans are secured  by  improved  property  such as  offices,  small  business  facilities, unimproved land, warehouses and other non-residential buildings. Our multi-family and commercial real estate loans are offered with fixed or adjustable rates. Our fixed rate multi-family and commercial real estate loans are offered with amortization schedules of up to 25 years, and generally have three- and five-year balloon features. At December 31, 2004, the average balance of our multi-family and commercial real estate loans was $258,000. We generally will make multi-family and commercial real estate loans for up to 80% of the cost of, or the appraised value of, the property securing the loan.

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

      Home Equity Lines of Credit. We offer home equity lines of credit, the total of which amounted to $16.1 million, or 9.8% of our total loan portfolio, as of December 31, 2004. Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. We generally offer these loans with a maximum loan to appraised value ratio of 90% (including senior liens on the collateral property). We currently offer these lines of credit for a period of five years, and generally at rates tied to the prevailing prime interest rate. Our home equity lines of credit are generally underwritten in the same manner as our one- to four-family residential loans.

      Consumer Loans. We are authorized to make loans for a variety of personal and consumer purposes. As of December 31, 2004, consumer loans totaled $649,000, or 0.4% of our total loan portfolio. Our consumer loans consist primarily of automobile loans and loans secured by deposit accounts. Automobile loans accounted for $315,000 of our consumer loans and loans secured by deposit accounts were $332,000 at December 31, 2004. Our procedure for underwriting consumer loans includes an assessment of the applicant's credit history and ability to meet existing obligations and payments of the proposed loan, as well as an evaluation of the value of the collateral security, if any. Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or are secured by assets that tend to depreciate in value, such as automobiles. In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining value often does not warrant further substantial collection efforts against the borrower.

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

                                                  Years Ended December 31,
                                            -----------------------------------
                                               2004         2003         2002
                                            ---------    ---------    ---------
                                                       (In thousands)
Loans receivable, beginning of period ... $ 157,628 $ 138,223 $ 131,057 Originations by type:
Real estate- one to four-family .........      22,405       50,531       42,596
Multi-family and commercial .............      17,337       19,426        5,124
Non-real estate -consumer ...............         329          452        1,569
Home equity .............................      12,280       13,588        9,374
                                            ---------    ---------    ---------
Total loans originated ..................                   83,997       58,663

Sales ...................................          --       (3,269)        (127)

Principal repayments: ...................     (44,893)     (61,323)     (51,370)
                                            ---------    ---------    ---------
Loans receivable, at end of period ......   $ 165,086    $ 157,628    $ 138,223
                                            =========    =========    =========

      Loan Approval Procedures and Authority. Our lending activities are subject to written, non-discriminatory underwriting standards and loan origination procedures adopted by management and the Board of Directors. All loans, regardless of size or type, are initially reviewed by a loan officer. Loans up to the Fannie Mae single family loan limit, currently $359,650, must be reviewed and approved by a loan underwriter, a Vice President or Senior Vice President of the loan department. All loans of $359,650 or less that do not meet our standard underwriting ratios and credit criteria must be reviewed by the Vice President or in their absence, a Senior Vice President, or the Officers' Loan Committee. The Officers' Loan Committee, which consists of Raymond Blake, Edward Milen, Lyn
G. Rupich, Donna Manuel and W. Anthony Kopp, has the authority to approve all loans up to $750,000. Loans in excess of $750,000 must be approved by the Chief Executive Officer and the Board of Directors.

      Loans-to-One-Borrower. Federal savings banks are subject to the same loans-to-one-borrower limits as those applicable to national banks, which restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At December 31, 2004, our lending limit was $4.9 million. At December 31, 2004, our largest lending relationship to one borrower totaled $3.6 million. At December 31, 2004, we had 32 lending relations in which the total amount outstanding exceeded $500,000. All of the loans under these large lending relationships were performing in accordance with their terms.

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

      In the event the borrower does not cure the default within 30 days of the postmark of the notice of default, we may instruct our attorneys to institute foreclosure proceedings depending on the loan-to-value ratio or our relationship with the borrower. We hold property foreclosed upon as real estate owned. We carry foreclosed real estate at its fair market value less estimated selling costs or carrying value whichever is less. If a foreclosure action begins and the loan is not brought current or paid in full before the foreclosure sale, we will either sell the real property securing the loan at the foreclosure sale or sell the property as soon thereafter as practical.

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

      As of December 31, 2004, our total non-accrual loans were $983,000 compared to $1.1 million at December 31, 2003, and $1.1 million at December 31, 2002.

      The following table sets forth our loan delinquencies by type, amount and percentage at December 31, 2004.

                                                                         Loans Delinquent For:
                                     --------------------------------------------------------------------------------------------
                                              60-89 Days                   90 Days and Over            Total Delinquent Loans
                                     -----------------------------   -----------------------------   ----------------------------
                                                          Percent                         Percent                        Percent
                                                          of Loan                         of Loan                        of Loan
                                     Number     Amount    Category   Number     Amount    Category   Number     Amount   Category
                                     ------     ------    --------   ------     ------    --------   ------     ------   --------
                                                                 (Dollars in thousands)
Real estate:
  One- to four-family ............        7     $  489      0.42%        17     $  898      0.78%        24     $1,387      1.20%
  Multi-family and commercial ....       --         --        --         --         --        --         --         --        --
  Consumer and other .............        1          1      0.15          2          2      0.31          3          3      0.46
  Home equity ....................       --         --        --         --         --        --         --         --        --
                                     ------     ------               ------     ------               ------     ------
     Total .......................        8     $  490      0.30%        19     $  900      0.55%        27     $1,390      1.66%
                                     ======     ======               ======     ======               ======     ======

      The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio. For all years presented, we had no troubled debt restructurings within the meaning of Statement of Financial Accounting Standards No. 15. For the periods presented, we had no accruing loans delinquent more than 90 days. Foreclosed assets include assets acquired in settlement of loans.

                                                                At December 31,
                                            ---------------------------------------------------
                                              2004       2003       2002       2001       2000
                                            -------    -------    -------    -------    -------
                                                           (Dollars In thousands)
Non-accruing loans:
One- to four-family .....................   $   981    $ 1,116    $   860    $ 1,124    $   965
Multi-family and commercial .............        --          3        113        341        225
Consumer and other ......................         2         17         --         --          6
Home equity .............................        --         --         79        111         --
                                            -------    -------    -------    -------    -------
   Total non-accruing loans .............       983      1,136      1,052      1,576      1,196
                                            -------    -------    -------    -------    -------

Total nonperforming loans ...............                1,136      1,052      1,576      1,196

Real estate owned .......................        --         23         43        161        305
                                            -------    -------    -------    -------    -------
Total nonperforming assets ..............   $   983    $ 1,159    $ 1,095    $ 1,737    $ 1,501
                                            =======    =======    =======    =======    =======

Total as a percentage of
  total assets ..........................      0.36%      0.49%      0.49%      0.79%      0.77%

Nonperforming loans as percentage of
  gross loans receivable ................      0.60%      0.72%      0.76%      1.20%     1.09%

      For the year ended December 31, 2004, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $102,000. The amount that was included in interest income totaled $43,000 for the year ended December 31, 2004.

      Real Estate Owned. Real estate owned consists of property acquired through formal foreclosure or by deed in lieu of foreclosure, and is recorded at the lower of recorded investment or fair value. Write-downs from recorded investment to fair value which are required at the time of foreclosure are charged to the allowance for loan losses. After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At December 31, 2004, we did not have any real estate owned.

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

      On the basis of management's review of our asset portfolio at December 31, 2004, we had classified $766,000 of our assets as substandard, $489,000 of our assets as special mention, and $114,000 as doubtful.

      Allowance for Loan Losses. The following table sets forth information regarding our allowance for loan losses and other ratios at or for the dates indicated.

                                                               Years Ended December 31,
                                               ------------------------------------------------------
                                                 2004       2003        2002        2001        2000
                                               -------    -------     -------     -------     -------
                                                               (Dollars In thousands)
Balance at beginning of period .............   $ 1,962    $ 2,082     $ 2,508     $ 2,364     $ 2,158

Charge-offs:
One- to four-family ........................      (115)      (110)       (306)       (219)        (78)
Multi-family and commercial ................        --         --         (90)         --          --
Consumer and other .........................        --         --          --          --         (16)
Home equity ................................        --        (10)        (50)        (50)         --
                                               -------    -------     -------     -------     -------
Total charge-offs ..........................      (115)      (120)       (446)       (269)        (94)
Recoveries:
One- to four-family loans ..................       112         61          --          --          --
                                               -------    -------     -------     -------     -------

Net charge-offs ............................        (3)       (59)       (446)       (269)        (94)
Provisions for loan losses .................      (112)       (61)         20         413         300
                                               -------    -------     -------     -------     -------
Balance at end of period ...................   $ 1,847    $ 1,962     $ 2,082     $ 2,508     $ 2,364
                                               =======    =======     =======     =======     =======

Ratio of net charge-offs during
 the period to average loans
 outstanding during the period .............        --%      0.04%       0.33%       0.23%       0.09%

Ratio of net charge-offs during
 the period to non-performing loans ........      0.31       5.19       42.40       17.07        7.86

Ratio of non-performing assets to total
  assets at end of period ..................      0.36       0.49        0.49        0.79        0.77
Ratio of allowance for loan losses to
 non-performing loans ......................    187.89     172.71      197.91      159.15      197.66
Ratio of allowance for loan losses to
 loans receivable, gross ...................      1.12       1.24        1.51        1.91        2.15

----------

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

      Our evaluation of risk in maintaining the allowance for loan losses includes the review of all loans on which the collectibility of principal may not be reasonably assured. We consider the following factors as part of this evaluation: our historical loan loss experience, known and inherent risks in the loan portfolio, (particularly subprime real estate loans), the estimated value of the underlying collateral and current economic and market trends. There may be other factors that may warrant our consideration in maintaining an allowance at a level sufficient to provide for probable losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available or as future events change. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future additions may be necessary if economic and other conditions in the future differ substantially from the current operating environment.

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

                                                                          At December 31,
                                 ---------------------------------------------------------------------------------------------------
                                              2004                              2003                              2002
                                 -------------------------------   -------------------------------   -------------------------------
                                                      Percent of                        Percent of                        Percent of
                                                       Loans in                          Loans in                          Loans in
                                              Loan       Each                   Loan       Each                   Loan       Each
                                 Amount of   Amounts   Category    Amount of   Amounts   Category    Amount of   Amounts   Category
                                 Loan Loss     by      to Total    Loan Loss     by      to Total    Loan Loss     by      to Total
                                 Allowance  Category    Loans      Allowance  Category    Loans      Allowance  Category    Loans
                                 ---------  --------  ----------   ---------  --------  ----------   ---------  --------  ----------
                                                                                           (Dollars in thousands)
One- to four-family ...........  $  1,098   $115,598      70.02%   $  1,450   $120,800      76.64%   $  1,655   $115,880      83.84%
Multi-family and commercial ...       353     32,713      19.82          19     24,066      15.27          58     13,187       9.54
Consumer and other ............         7        649       0.39           7        696       0.44           3        782       0.56
Home equity ...................       258     16,126       9.77         227     12,056       7.65         278      8,374       6.06
Unallocated ...................       131         --         --          88         --         --          88         --         --
                                 --------   --------   --------    --------   --------   --------    --------   --------   --------
  Total loans .................  $  1,847   $165,086     100.00%   $  1,962   $157,618     100.00%   $  2,082   $138,223     100.00%
                                 ========   ========   ========    ========   ========   ========    ========   ========   ========

                                                           At December 31,
                                 -------------------------------------------------------------------
                                               2001                               2000
                                 --------------------------------   --------------------------------
                                                       Percent of                         Percent of
                                                        Loans in                           Loans in
                                               Loan       Each                    Loan       Each
                                 Amount of    Amounts   Category    Amount of    Amounts   Category
                                 Loan Loss      by      to Total    Loan Loss      by      to Total
                                 Allowance   Category    Loans      Allowance   Category    Loans
                                 ---------   --------  ----------   ---------   --------  ----------

One- to four-family ...........  $  2,057    $115,344      88.01%   $  1,889    $ 93,962      85.32%
Multi-family and commercial ...       133       9,281       7.08         160       9,442       8.57
Consumer and other ............         8         765       0.59           9         733       0.66
Home equity ...................       232       5,667       4.32         221       5,999       5.45
Unallocated ...................        78          --         --          85          --         --
                                 --------    --------   --------    --------    --------   --------
  Total loans .................  $  2,508    $131,057     100.00%   $  2,364    $110,136     100.00%
                                 ========    ========   ========    ========    ========   ========

      Management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific but are reflective of the probable, incurred losses inherent in the loan portfolio. This includes management's periodic review of loan collectibility in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions such as housing trends, inflation rates and unemployment rates, geographic concentrations of loans within our immediate market area, and levels of allowance for loan losses. Generally, small balance, homogenous type loans, such as one- to four-family, mortgage, consumer and home equity loans are evaluated for impairment in total. The allowance related to these loans is established primarily by using loss experience data by general loan type. Nonperforming loans are evaluated individually, based primarily on the value of the underlying collateral securing the loan. Larger loans, such as multi-family mortgages are also generally evaluated for impairment individually. The allowance is allocated to each loan type based on the results of the evaluation described above. Small differences between the allocated allowance balance and the recorded allowance amount is reflected as "unallocated" to absorb losses resulting form the inherent imprecision involved in the loss evaluation process.

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

      We had no securities classified as held to maturity at December 31, 2004. Our securities classified as available-for-sale totaled $26.2 million at December 31, 2004, and consisted of Federal agency obligations, primarily Federal Farm Credit Bank notes and Federal Home Loan Bank obligations with maturities of one to five years, and an ARM mutual fund. At December 31, 2004, we had $5.3 million invested in an adjustable rate mortgage mutual fund that invests primarily in adjustable rate mortgage backed securities, and collateralized mortgage obligations.

      We also have $12.5 million invested in Federal Home Loan Bank stock at December 31, 2004. For further information regarding our securities portfolio, see Note 2 to Consolidated Financial Statements.

      The following table sets forth the composition of our securities portfolio at the dates indicated.

                                                                            At December 31,
                                        ----------------------------------------------------------------------------------------
                                                2004                   2003                              2002
                                        ----------------------------------------------------------------------------------------
                                          Fair       % of      Carrying     % of      Carrying     % of        Fair       % of
                                          Value      Total      Value       Total      Value       Total       Value      Total
                                        --------    -------    --------    -------    --------    -------    --------    -------
                                                                     (Dollars in thousands)
Securities classified as held to
  maturity (at amortized cost):

Municipal bonds .....................   $     --         --%   $     --%        --    $     91       0.22%   $     91       0.22%
Securities classified as
available for sale (at fair
value):
Shay ARM mutual fund ................      5,297      13.68       5,209      12.33       3,137       7.71       3,137       7.71
U.S. Government securities ..........         --         --          --         --       1,016       2.50       1,016       2.50
FHLB ................................     16.955      43.80      18,263      43.25      25,373      62.34      25,373      62.34
FFCB ................................      1,955       5.05       3,076       7.28       3,478       8.54       3,478       8.54
Freddie Mac .........................         --         --          --         --       1,015       2.49       1,015       2.49
Fannie Mae ..........................      1,987       5.13       2,020       4.78       2,058       5.06       2,058       5.06
Other equity investments ............         56       0.14          53       0.13          56       0.14          56       0.14
                                        --------    -------    --------    -------    --------    -------    --------    -------
Subtotal ............................     26,250      67.81      28,621      67.77      36,133      88.78      36,133      88.78
                                        --------    -------    --------    -------    --------    -------    --------    -------
FHLB stock ..........................     12,459      32.19      13,612      32.23       4,477      11.00       4,477      11.00
                                        --------    -------    --------    -------    --------    -------    --------    -------
Total securities and FHLB
stock ...............................   $ 38,709     100.00%   $ 42,233     100.00%   $ 40,701     100.00%   $ 40,701     100.00%
                                        ========    =======    ========    =======    ========    =======    ========    =======

Average remaining life of
securities...........................   13.3 months            12.5 months            17.3 months

Other interest-earning
assets:

Interest-earning deposits
with banks
                                        $ 20,534      86.10%   $  9,829     100.00%   $  9,955      62.39%   $  9,955      62.39%
Federal funds sold ..................      3,314      13.90          --         --       6,000      37.61       6,000      37.61
                                        --------    -------    --------    -------    --------    -------    --------    -------
Total ...............................   $ 23,848     100.00%   $  9,829     100.00%   $ 15,955     100.00%   $ 15,955     100.00%
                                        ========    =======    ========    =======    ========    =======    ========    =======

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

      At December 31, 2004, our mortgage-backed securities totaled $35.4 million, which represented 13.1% of our total assets at that date. At December 31, 2004, $35.2 million of our mortgage-backed securities were classified as available-for-sale. At that date, virtually all of our mortgage-backed securities had fixed rates of interest. We purchased $24.5 million of mortgage-backed securities during the year ended December 31, 2004, and $10.5 million during the year ended December 31, 2003.

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

      The following table sets forth the composition of our mortgage-backed securities at the dates indicated.

                                                               At December 31,
                                     -------------------------------------------------------------------
                                             2004                    2003                    2002
                                     -------------------     -------------------     -------------------
                                     Carrying     % of       Carrying     % of       Carrying     % of
                                      Value       Total        Value      Total       Value       Total
                                     --------    -------     --------    -------     --------    -------
                                                            (Dollars in thousands)
Mortgage-backed securities
 classified as held to maturity
  (at amortized cost):
 Ginnie Mae                          $    132       0.37%    $    176       1.25%    $    254       1.58%
 Freddie Mac                               --         --           --         --           14       0.09
 Other                                     --         --            1       0.01            1       0.01
Mortgage-backed securities
 classified as available for sale
  (at fair value):
 Fannie Mae                            29,685      83.94       12,129      86.45       13,971      87.11
 Freddie Mac                            5,548      15.69        1,725      12.29        1,799      11.21
                                     --------    -------     --------    -------     --------    -------

       Total                         $ 35,365     100.00%    $ 14,031     100.00%    $ 16,039     100.00%
                                     ========    =======     ========    =======     ========    =======

      Carrying Values, Yields and Maturities. The composition and maturities of our debt securities portfolio and of our mortgage-backed securities, excluding equity investments and FHLB stock, are indicated in the following table. Cost represents the amortized cost of the securities and mortgage-backed securities at December 31, 2004.

                                                              At December 31, 2004
                                   -------------------------------------------------------------------------
                                   Less Than     1 to 5       5 to 10       Over
                                    1 Year        Years        Years      10 Years        Total Securities
                                   ---------    ---------    ---------    ---------    ---------------------
                                   Amortized    Amortized    Amortized    Amortized    Amortized      Fair
                                     Cost         Cost         Cost         Cost         Cost         Value
                                   --------     --------     --------     --------     --------     --------
                                                             (Dollars in thousands)
Securities ....................    $  5,005     $ 16,033     $     --     $     --     $ 21,038     $ 20,897
Mortgage-backed securities ....          --          145       17,712       17,704       35,560       35,367
                                   --------     --------     --------     --------     --------     --------
Total securities ..............    $  5,005     $ 16,178     $ 17,712     $ 17,704     $ 56,598     $ 56,264
                                   ========     ========     ========     ========     ========     ========

Weighted average yield ........        4.27%        3.05%        4.17%        4.80%        4.06%

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

      Deposit Activity. The following table sets forth our deposit flows during the periods indicated.

                                                Years Ended December 31,
                                         -------------------------------------
                                            2004          2003          2002
                                         ---------     ---------     ---------
                                                (Dollars in thousands)

Opening balance .....................    $ 183,847     $ 169,008     $ 171,809
Deposits ............................      464,289       517,327       444,269
Withdrawals .........................     (453,205)     (507,549)     (450,552)
Interest credited ...................        3,125         5,061         3,482
                                         ---------     ---------     ---------

Ending balance ......................    $ 198,056     $ 183,847     $ 169,008
                                         =========     =========     =========

Net increase (decrease) .............    $  14,209     $  14,839     $  (2,801)
                                         =========     =========     =========

Percent increase (decrease) .........         7.73%         8.78%        (1.63)%
                                         =========     =========     =========

      Deposit Accounts. The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered as of the dates indicated.

                                                                    At December 31,
                                           -----------------------------------------------------------------
                                                   2004                   2003                   2002
                                           -------------------    -------------------    -------------------
                                             Amount    Percent      Amount    Percent      Amount    Percent
                                           ---------   -------    ---------   -------    ---------   -------
                                                               (Dollars in thousands)
Transactions and Savings Deposits:
----------------------------------

Checking accounts ......................   $  12,764      6.44%   $   3,607      1.96%   $   3,309      1.96%
Passbook accounts ......................      50,651     25.57       51,755     28.15       44,328     26.23
NOW accounts ...........................      11,020      5.56       19,603     10.66       19,322     11.43
Money market accounts ..................      10,575      5.34        7,514      4.09        7,720      4.57
                                           ---------   -------    ---------   -------    ---------   -------

Total non-certificates .................      85,010     42.91       82,479     44.86       74,679     44.19
                                           ---------   -------    ---------   -------    ---------   -------

Certificates:
-------------

 0.00 - 3.99% ..........................      80,997     40.90       64,824     35.26       48,339     28.59
 4.00 - 5.99% ..........................      23,661     11.95       26,516     14.42       30,634     18.13
 6.00 - 7.99% ..........................       8,370      4.23       10,011      5.45       15,340      9.08
 8.00 - 9.99% ..........................          18      0.01           17      0.01           16      0.01
                                           ---------   -------    ---------   -------    ---------   -------

Total certificates .....................     113,046     57.09      101,368     55.14       94,329     55.81
                                           ---------   -------    ---------   -------    ---------   -------
Total deposits .........................   $ 198,056    100.00%   $ 183,847    100.00%   $ 169,008    100.00%
                                           =========   =======    =========   =======    =========   =======

      Deposit Maturity Schedule. The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2004.

                                                   4.00-       6.00-      8.00%-                Percent
                                      0-3.99%      5.99%       7.99%    or greater     Total    of Total
                                     --------    --------    --------   ----------   --------   --------
                                                             (Dollars in thousands)
Certificate accounts maturing
-----------------------------
in quarter ending:
------------------
March 31, 2005 ...................   $ 21,585    $  1,487    $  4,254    $      5    $ 27,331      24.18%
June 30, 2005 ....................      7,032       1,012       1,629          --       9,673       8.56
September 30, 2005 ...............     11,895       2,173         748          --      14,816      13.11
December 31, 2005 ................      9,890         828       1,106          --      11,824      10.46
March 31, 2006 ...................      4,457         811         122          13       5,403       4.78
June 30, 2006 ....................      1,614         622         102          --       2,338       2.07
September 30, 2006 ...............      3,189         816          10          --       4,015       3.55
December 31, 2006 ................      2,590         785          --          --       3,375       2.99
March 31, 2007 ...................      1,938       5,613          58          --       7,609       6.73
June 30, 2007 ....................      3,714       4,677          11          --       8,402       7.43
September 30, 2007 ...............        467       2,388          --          --       2,855       2.53
December 31, 2007 ................      1,262       1,542          --          --       2,804       2.48
March 31, 2008 ...................      2,801         860          --          --       3,661       3.24

Thereafter .......................      8,563          47         330          --       8,940       7.91
                                     --------    --------    --------    --------    --------   --------
   Total .........................   $ 80,997    $ 23,661    $  8,370    $     18    $113,046     100.00%
                                     ========    ========    ========    ========    ========   ========
   Percent of total ..............      71.65%      20.93%       7.40%      0.02%

      Large Certificates. The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2004.

                                                                            Maturity
                                                    --------------------------------------------------------
                                                    3 Months    Over 3 to   Over 6 to   Over 12
                                                    or Less     6 Months    12 Months    Months       Total
                                                    --------    --------    --------    --------    --------
                                                                         (In thousands)
Certificates of deposit less than $100,000 .....    $ 19,903    $  8,511    $ 17,064    $ 37,055    $ 82,533
Certificates of deposit of $100,000 or more ....       7,389       1,062       4,862      11,863      25,176
Public funds (1) ...............................          --         100       4,714         523       5,337
                                                    --------    --------    --------    --------    --------

Total certificates of deposit ..................    $ 27,292    $  9,673    $ 26,640    $ 49,441    $113,046
                                                    ========    ========    ========    ========    ========

----------
(1) Deposits from governmental and other public entities. The amounts shown under public funds include deposits of $100,000 or more totaling $5.2 million.

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

                                                    Years Ended December 31,
                                                --------------------------------
                                                  2004        2003        2002
                                                --------    --------    --------
                                                         (In thousands)
Maximum balance:
----------------
 FHLB advances .............................    $ 36,250    $ 19,000    $ 17,000

Average balance:
----------------
 FHLB advances .............................    $ 27,358    $ 18,373    $ 14,000

      The following table sets forth the balances of, and weighted average interest rate on, certain borrowings at the dates indicated.

                                                               At December 31,
                                                       --------------------------------
                                                         2004        2003        2002
                                                       --------    --------    --------
                                                      (Dollars In thousands)
FHLB advances ......................................   $ 36,250    $ 17,000    $ 16,000

Weighted average interest rate of FHLB advances ....       4.05%       4.52%       4.91%

Employees

      At December 31, 2004, we had a total of 55 full-time and 19 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

Regulation

      Loans-to-One-Borrower. Federal savings banks generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of December 31, 2004, we were in compliance with our loans-to-one-borrower limitations.

      Qualified Thrift Lender Test. As a federal savings bank, we are required to satisfy a qualified thrift lender test whereby we must maintain at least 65% of our "portfolio assets" in "qualified thrift investments." These consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. "Portfolio assets" generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. As of December 31, 2004, we maintained 85.64% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.

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

      Transactions with Related Parties. Our authority to engage in transactions with related parties or "affiliates" or to make loans to specified insiders, is limited by Sections 23A and 23B of the Federal Reserve Act. The term "affiliate" for these purposes generally means any company that controls or is under common control with an institution, including AJS Bancorp, Inc. and its non-savings institution subsidiaries, if any. Section 23A limits the aggregate amount of certain "covered" transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of covered transactions with all affiliates to 20% of the savings institution's capital and surplus. Covered transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A, and purchasing low quality assets from affiliates is generally prohibited. Section 23B provides that covered transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

      Our authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans we may make to these persons based, in part, on our capital position, and requires approval procedures to be followed. At December 31, 2004, we were in compliance with these regulations.

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

      The regulatory guidance emphasizes that the federal banking agencies believe that responsible subprime lending can expand credit access for consumers and offer attractive returns for the savings institution. The guidance is applicable to savings institutions that have subprime lending programs greater than or equal to 25% of core capital. As part of the regulatory guidance, examiners must provide greater scrutiny of (i) an institution's ability to administer its higher risk subprime portfolio, (ii) the allowance for loan losses to ensure that the portion of the allowance allocated to the subprime portfolio is sufficient to absorb the estimated credit losses for the portfolio, and (iii) the level of risk-based capital that the savings institution has to ensure that such capital levels are adequate to support the savings institution's subprime lending activities. The Office of Thrift Supervision has not required us to restrict our subprime lending activities, nor has it required us to maintain specific levels in our allowance for loan losses or risk based capital as a result of our subprime lending activities. In addition, we have significantly reduced our subprime lending activities at this time, and do not expect to resume material originations of subprime lending in the foreseeable future.

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

      The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At December 31, 2004, A. J. Smith Federal met each of its capital requirements.

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

Federal Home Loan Bank System

      We are a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Chicago, we are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of our unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of our borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2004, we were in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

Federal Reserve System

      Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2004, we were in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

      Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the regulations that have been promulgated to implement the Sarbanes-Oxley Act, management does not expect that such compliance will have a material impact on our results of operations or financial condition for 2005. The cost of compliance is expected to be between $120,000 to $150,000 for 2006 expense, which represents 7.6% to 9.5% of 2004 net income. These expenses are expected to continue annually thereafter, although the dollar amount of the expense may change.

                                    TAXATION

Federal Taxation

      For federal income tax purposes, AJS Bancorp, Inc. and A. J. Smith Federal file separate federal income tax returns on a calendar year basis using the accrual method of accounting.

      As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. However, transactions which would require recapture of the pre-1988 tax bad debt reserve include redemption of A. J. Smith Federal's stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes. At December 31, 2004, A. J. Smith Federal had approximately $2.4 million of pre-1988 tax bad debt reserves. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

State Taxation

      Illinois State Taxation. AJS Bancorp, Inc. is required to file Illinois income tax returns and pay tax at an effective tax rate of 7.3% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations. During 2004, the Illinois Department of Revenue (IDOR) audited the Company's and the Bank's Illinois tax returns for the years ended 2003, 2002 and 2001. IDOR recommended the Company file unitary tax returns, or consolidated returns with the Bank and MHC, for the years audited and for future filings. This change resulted in no effect for 2001 and an immaterial refund for 2002 and 2003, respectively. We expect this change to minimally decrease the Company's Illinois revenue taxes in the future.

                                   MANAGEMENT

Executive Officers of AJS Bancorp, Inc.

      The following individuals hold the following executive officer positions of AJS Bancorp, Inc.

     Name              Age            Position
--------------        -----    ----------------------

Thomas R. Butkus       57      Chairman of the Board and Chief Executive Officer

Lyn G. Rupich          42      President

W. Anthony Kopp        54      Senior Vice President

Pamela N. Favero       41      Chief Financial Officer

Availability of Annual Report on Form 10-K

      Our Annual Report on Form 10-K may be accessed on our website at www.ajsmithbank.com.

ITEM 2. PROPERTIES
------------------

Properties

      At December 31, 2004, we conducted our business from our main office at 14757 South Cicero, Midlothian, Illinois, a branch office located at 8000 West 159th Street, Orland Park, Illinois and a branch office located at 11275 W. 143rd Street, Orland Park, Illinois. We own all of our branch locations. At December 31, 2004, the net book value of our office locations was $4.4 million.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. At December 31, 2004, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------------------

      The Company's Common Stock is quoted on the electronic bulletin board under the symbol "AJSB."

      The following table sets forth the range of the high and low bid prices of the Company's Common Stock for the prior eight calendar quarters and is based upon information set forth on the over the counter electronic bulletin board. The Company has not paid any dividends since the completion of its initial public offering.

                                                        Prices of Common Stock
                                                      --------------------------
                                                          High           Low
                                                      -----------    -----------
Calendar Quarter Ended
March 31, 2003....................................      $ 18.00        $ 17.40
June 30, 2003.....................................        20.75          17.50
September 30, 2003................................        21.20          20.20
December 31, 2003.................................        23.50          21.10
March 31, 2004....................................        27.50          22.35
June 30, 2004.....................................        26.25          22.00
September 30, 2004................................        25.00          21.50
December 31, 2004.................................        25.00          22.75

      As of December 31, 2004, the Company had 412 stockholders of record.

      The Company's second repurchase plan was announced on May 18, 2004 and allows for the repurchase of 117,000 shares of the Company's stock, which represented approximately 5% of the Company's outstanding shares.

      Issuer purchases of equity securities during the prior three months.

                                                                   Total number of     Maximum number of
                                                                  shares purchased    shares that may be
                              Total number      Average price      under publicly     purchased under the
                            shares purchased    paid per share     announced plan       repurchase plan
October 1-October 31               500              $23.15             76,025               117,000
November 1-November  30             --                  --             76,025               117,000
December 1- December  31            --                  --             76,025               117,000

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

      The following tables set forth selected consolidated historical financial and other data of AJS Bancorp, Inc. and its predecessor, A. J. Smith Federal Savings Bank for the periods and at the dates indicated. The information is derived in part from, and should be read together with, the Consolidated Financial Statements and Notes thereto of AJS Bancorp, Inc. contained elsewhere in this Annual Report.

                                                                  At December 31,
                                           -------------------------------------------------------------
                                              2004         2003         2002         2001         2000
                                           ---------    ---------    ---------    ---------    ---------
                                                               (Dollars in thousands)
Selected Financial Condition Data:
----------------------------------
Total assets ...........................   $ 270,869    $ 238,384    $ 222,570    $ 219,780    $ 195,690
Loans receivable, net ..................     163,291      155,628      136,134      128,505      107,769
Mortgage-backed securities:
  Held to maturity .....................         132          177          269          369          472
  Available for sale ...................      35,233       13,854       15,770        8,965       10,420
Securities:
  Held to maturity .....................          --           --           91          559          319
  Available for sale ...................      26,250       28,621       36,133       44,846       46,957
Deposits ...............................     198,056      183,847      169,008      171,809      161,251
Total borrowings .......................      36,250       17,000       16,000       13,000       12,000
Equity .................................      30,530       32,105       33,646       31,248       19,215

                                                              Years Ended December 31,
                                           -------------------------------------------------------------
                                              2004         2003         2002         2001         2000
                                           ---------    ---------    ---------    ---------    ---------
                                                               (Dollars in thousands)
Selected Operations Data:
-------------------------
Total interest income ..................   $  12,737    $  12,347    $  13,113    $  13,645    $  14,236
Total interest expense .................       5,178        5,069        5,426        7,482        8,504
                                           ---------    ---------    ---------    ---------    ---------
  Net interest income ..................       7,559        7,278        7,687        6,163        5,732
Provision (recovery) for loan
losses .................................        (112)         (61)          20          413          300
                                           ---------    ---------    ---------    ---------    ---------
Net interest income after provision
   for loan losses .....................       7,671        7,339        7,667        5,750        5,432
Noninterest income .....................         933        1,091        1,599        1,146        1,036
  Noninterest expense ..................       6,191        6,255        5,855        5,401        4,463
                                           ---------    ---------    ---------    ---------    ---------
  Income before taxes ..................       2,413        2,175        3,411        1,495        2,005
  Income tax provision .................         833          782        1,296          516          666
                                           ---------    ---------    ---------    ---------    ---------
     Net income ........................   $   1,580    $   1,393    $   2,115    $     979    $   1,339
                                           =========    =========    =========    =========    =========
Net income per share, basic/diluted ....   $ .70/.69    $ .60/.60    $ .90/.90          N/A          N/A

----------
N/A - Not applicable, as A. J. Smith Federal Savings Bank did not have any stockholders.

                                                                             Years Ended December 31,
                                                                --------------------------------------------------
                                                                 2004       2003       2002       2001       2000
                                                                ------     ------     ------     ------     ------
                                                                              (Dollars in thousands)
Selected Financial Rations and Other Data:
------------------------------------------

Performance Ratios:
Return on assets (ratio of net income to average
   total assets) ...........................................      0.61%      0.58%      0.98%      0.48%      0.69%
Return on equity (ratio of net income to average
   equity) .................................................      5.07       4.15       6.50       4.80       7.39
Interest rate spread information:
Average during period ......................................      2.78       2.93       3.39       2.95       2.77
Net interest margin (1) ....................................      3.03       3.20       3.78       3.27       3.04
Ratio of operating expense to average total assets .........      2.39       2.62       2.72       2.65       2.23
Efficiency ratio (2) .......................................     72.90      74.74      73.04      73.90      65.94
Ratio of average interest-earning assets to average
   interest-bearing liabilities ............................    112.29     112.29     114.49     107.96     105.84

Asset Quality Ratios:
Non-performing assets to total assets at end of period .....      0.36       0.49       0.49       0.79       0.77
Allowance for loan losses to non-performing loans ..........    187.89     172.71     197.91     159.15     197.66
Allowance for loan losses to loans receivable, gross .......      1.12       1.24       1.51       1.91       2.15

Capital Ratios:
Equity to total assets at end of period ....................     11.27      13.47      15.12      14.22       9.82
Average equity to average assets ...........................     12.06      14.02      15.14      10.00       9.06
Other Data:
Number of full-service offices .............................         3          3          3          2          2

----------
(1)   Net interest income divided by average interest earning assets.

(2) Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

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

General

      Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and interest-earnings deposits with other financial institutions, and the interest we pay on our interest-bearing liabilities, consisting primarily of savings accounts, time deposits and borrowings. Our results of operations are also affected by our provisions for loans losses, other income and other expense. Other income consists primarily of insurance commissions and service charges on deposit accounts. Other expense consists primarily of noninterest expense, including salaries and employee benefits, occupancy, equipment, data processing and deposit insurance premiums. Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

      Highlights of our business strategy are as follows:

      o Continuing One- to Four-Family Residential Real Estate Lending. Historically, we have emphasized one- to four-family residential lending within our market area. As of December 31, 2004, $115.6 million, or 70.0%, of our total loan portfolio consisted of one- to four-family residential real estate loans. During the year ended December 31, 2004, we originated $22.4 million of one- to four-family residential real estate loans. We intend to continue to originate one- to four-family loans because of our expertise with this type of lending.

      o Reducing Reliance on Subprime Loans. In 1994, we began originating "subprime" loans through mortgage brokers to borrowers with impaired credit histories. Since that time and up to the end of 1999, a significant number of our one- to four-family loan originations were subprime loans primarily because they offered higher yields than traditional one- to four-family mortgage loans. At December 31, 1999, $54.9 million of our loans, comprising 49.1% of our total loans, consisted of loans categorized as subprime loans. Beginning in 2000, we determined to de-emphasize the origination of such loans, because they carry greater credit risk. At December 31, 2004, our subprime loans totaled $12.5 million, or 7.6% of total loans.

      o Commercial and Multi-Family Lending. We intend to originate more commercial business and multi-family loans to complement our one- to four-family residential real estate lending. These loans will most likely encumber business real estate whenever possible, however, we may use non-real estate based liens when necessary. As of December 31, 2004 commercial business and multi-family loans represented $32.7 million or 19.8% of our loan portfolio. We continue to be committed to developing our commercial business and multi-family lending and our commercial business banking services. We have added a senior commercial banking officer to our staff with extensive experience in originating and servicing commercial business loans. We may add one or more additional experienced commercial business lending personnel to our staff as circumstances warrant. We believe that expanding our commercial and multi-family business lending will enable us to improve the yield on our loan portfolio and diversify our assets while continuing to meet the needs of our community.

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

Comparison of Financial Condition at December 31, 2004 and December 31, 2003

      Our total assets increased by $32.5 million, or 13.6%, to $270.9 million at December 31, 2004 from $238.4 million at December 31, 2003. Cash and cash equivalents decreased $2.8 million or 14.0% to $17.0 million at December 31, 2004 from $19.8 million at December 31, 2003. Certificates of deposits held at other financial institutions are $9.8 million at December 31, 2004, there were no investments in certificates of deposit at December 31, 2003. Securities increased $19.0 million or 44.5%, to $61.6 million at December 31, 2004 from $42.7 million at December 31, 2003. Loans receivable increased $7.7 million or 4.9% to $163.3 at December 31, 2004 from $155.6 million at December 31, 2003. Securities increased due to an arrangement whereby the Company purchased $19.5 million in mortgage-backed securities funded by cash and Federal Home Loan Bank ("FHLB") advances. The mortgage-backed securities purchased represent the Company's attempt to lock in a spread between the interest earned on the asset and the lower interest paid on the FHLB advances. Federal Home Loan Bank (FHLB) stock decreased $1.1 million, to $12.5 million at December 31, 2004 from $13.6 million at December 31, 2003.

      Total deposits increased $14.2 million, or 7.7%, to $198.1 million at December 31, 2004 from $183.8 million at December 31, 2003. Our new branch facility which opened in December of 2002 has total deposits of $15.1 million as of December 31, 2004. Transaction and savings accounts increased to $85.0 million at December 31, 2004 from $82.5 million at December 31, 2003; certificate of deposit accounts increased to $113.0 million at December 31, 2004 from $101.4 million at December 31, 2003.

      Federal Home Loan Bank advances increased to $36.3 million at December 31, 2004 from $17.0 million at December 31, 2003. The increase in FHLB advances was primarily used to fund the purchase of mortgage backed securities that paid a higher yield than our cost of the advances.

      At December 31, 2004 the Company had non-performing assets of $983,000 compared to $1.2 million as of December 31, 2003. The allowance for loan losses was $1.8 million at December 31, 2004, and $2.0 million at December 31, 2003. This represents a ratio of allowance for loan losses to gross loans receivable of 1.12% at December 31, 2004 and 1.24% at December 31, 2003. The allowance for loan losses to non-performing loans was 188.1% at December 31, 2004 and 172.7% at December 31, 2003. Total stockholders' equity decreased $1.6 million to $30.5 million at December 31, 2004 from $32.1 million at December 31, 2003. The decrease was primarily the result of the Company's purchase of $3.0 million in common stock and recording a liability for the put option feature on the allocated portion of the Employee Stock Option Plan (ESOP). The Company's ESOP allows the employee to "put" the common stock back to the Company in the event that there is not an actively traded market for the Company's stock. Equity also decreased due to a $443,000 change in unrealized gain on securities available-for-sale. These decreases were offset by net income of $1.6 million for the year ended December 31, 2004.

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

Comparison of Operating Results for the Years Ended December 31, 2004 and December 31, 2003

      General. Net income increased $187,000, or 13.4%, to $1.6 million for the year ended December 31, 2004, from $1.4 million for the year ended December 31, 2003. The increase in net income resulted from an increase in net interest income, a decrease in non-interest expense and a decrease in the provision for loan losses, partially offset by a decrease in non-interest income.

      Interest Income. Total interest income increased to $12.7 million for the twelve months ended December 31, 2004, up $390,000 or 3.2% from $12.3 million for the same period in 2003. The increase in interest income resulted primarily from increases in interest earned on deposits and, to a lesser extent interest earned on loans, partially offset by a decrease in income on federal funds sold.

      Interest income from loans increased by $59,000 to $9.4 million for the year ended December 31, 2004, from $9.3 million for the year ended December 31, 2003. The increase in interest income from loans was due to an increase in average outstanding loan balances during the year. Average loan balances were $163.5 million during the year ended December 31, 2004 compared to average loan balances of $148.9 million during the year ended December 31, 2003. The average yield on loans decreased to 5.8% during 2004, from 6.3% during 2003. The decrease in yield was primarily due to overall declining interest rates in the marketplace. We expect the yield on loans to stabilize during 2005.

      Interest income from securities decreased by $8,000 to $2.2 million for the year ended December 31, 2004 compared to 2003. The decrease was due to lower interest rates earned on these assets due to a general decline in market interest rates. The average balance in securities increased during the year ended December 31, 2004 to $56.8 million from $48.7 million during the year ended December 31, 2003. Our average yield was 3.9% during the year ended December 31, 2004, compared to an average yield of 4.6% for 2003.

      Interest income from interest-earning deposits increased $368,000, or 55.0%, to $1.0 million for the year ended December 31, 2004, from $669,000 for the year ended December 31, 2003. The increase resulted from increases in the average outstanding balance to $23.5 million from $20.8 million, and an increase in the average yield to 4.4% from 3.2%. The increase in the average balance of interest earning deposits is caused primarily by investments in certificates of deposit and money market accounts at other financial institutions. These are new accounts opened during 2004. The certificates of deposit portfolio had an average yield of 3.1%, and the money market account had an average yield of 2.0% during 2004. These investments along with a higher average investment in Federal Home Loan Bank (FHLB) stock during the year ended December 31, 2004, caused our average yield for interest-earning deposits as a whole to increase rather than to decline as would be expected given the lower interest rates in the marketplace. The average investment in FHLB stock was $13.6 million during the year ended December 31, 2004, compared to an average investment of $11.3 million during the year ended December 31, 2003.

      Interest income on federal funds sold decreased to $69,000 for the year ended December 31, 2004, from $98,000 for the same period in 2003. This is due to lower average federal fund balances for 2004. Our yield was 1.2% on average federal fund balances of $2.7 million for December 31, 2004, whereas the yield was 1.1% on average federal fund balances of $9.0 million for December 31, 2003.

      Interest Expense. Interest expense on deposits decreased by $164,000, or 3.9% to $4.0 million for the year ended December 31, 2004, from $4.2 million for 2003. The decrease in our cost of deposits was due to the general decline in market interest rates and certificates of deposit maturing and renewing at lower rates during 2004. Average deposits increased to $194.8 million for the year ended December 31, 2004, from $184.2 million for 2003. Our average cost of deposits decreased to 2.1% from 2.3% for the respective periods. Interest expense on borrowings increased to $1.1 million for the twelve months ended December 31, 2004, from $859,000 for the same period during 2003. This was due to additional Federal Home Loan Bank borrowings.

      Net Interest Income. Net interest income increased by $281,000 or 3.9% to $7.6 million for the twelve months ended December 31, 2004, from $7.3 million for the same period in 2003. Our net interest rate spread decreased 16 basis points to 2.77% from 2.93%, while our net interest margin decreased 17 basis points to 3.03% from 3.20%. The ratio of average interest-earning assets to average interest-bearing liabilities remained stable at 112.29% for the years ended December 31, 2004 and 2003.

      Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, we made a negative provision of $112,000 for the year ended December 31, 2004 and a negative $61,000 provision for the same period in 2003. The provision decreased due to an overall improvement in the quality of our assets as our subprime loan balances continued to decrease to $12.5 million at December 31, 2004, from $18.3 million at December 31, 2003. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The allowance for loan losses was $1.8 million, or 1.12%, of loans outstanding at December 31, 2004, as compared with $2.0 million, or 1.24%, of loans outstanding at December 31, 2003. The non-performing assets to total assets at December 31, 2004 was 0.36% as compared to 0.49% at December 31, 2003. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

      Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2004 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

      Noninterest Income. Noninterest income decreased to $933,000 for the year ended December 31, 2004, from $1.1 million for the comparable period in 2003. The $158,000 decrease was the result of reductions in service fees, insurance commission income, gain on the sale of loans and gain on the sale of securities. These decreases were offset by increases in correspondent fees of $13,000 and other noninterest income of $13,000. Service fees declined due to reductions in late fees collected of $29,000, and lower payoff fees collected of $5,000 and reduced amortization of previously deferred loan fees. Insurance commission income fell $82,000 due to lower sales of annuity products during the twelve-month period ended December 31, 2004, when compared to the same period in 2003. Gain on the sale of loans decreased $53,000, as there were no loan sales during 2004, however, we may sell loans in the future. Gain on the sale of securities decreased $34,000, as there were no sales of securities during 2004. The increase in correspondent fees is due to more loans being originated with the intention to have them funded through our correspondent sources during 2004 then were originated as correspondent loans in 2003. Correspondent loans are typically loans that do not qualify under the Company's underwriting guidelines and, as such, the Company does not make an underwriting decision on them. Other noninterest income increased primarily due to the settlement of $6,000 of a forgery case during the year ended December 31, 2004. The forgery loss was previously thought uncollectable and therefore it was written off.

      Noninterest Expense. Noninterest expense decreased $64,000 to $6.2 million for the year ended December 31, 2004, from $6.3 million in 2003. Occupancy costs accounted for $87,000 of this decrease, professional fees decreased $20,000, postage and supplies decreased $37,000, offset in part by advertising and promotion costs, which increased $63,000.

      Occupancy costs decreased during the year ended December 31, 2004 primarily due to decreased real estate tax expense, and decreased maintenance expense, offset by an increase in depreciation costs, when compared with the previous year. Real estate taxes decreased due to actual real estate taxes charged at less than the Company's original estimated taxes. Maintenance costs decreased during the year ended December 31, 2004 when compared to the same period in 2003, due to the complete repainting of the office and the replacement of an ejector pump at our 80th avenue branch office facility in Orland Park. Offsetting these decreases was an increase in depreciation costs. Our depreciation costs increased primarily due to the replacement of aging and obsolete computer equipment.

      Professional fees decreased due to lower legal fees incurred during the year ended December 31, 2004 when compared with the same period in 2003. Postage and supplies decreased during 2004 due to the opening of our new branch facility in December of 2002. Increased postage and supplies were used during 2003 as we promoted the opening of the new facility. Advertising costs increased during 2004 due to the continued promotion of our new branch facility, as well as several promotion specials that took place during the year ended December 31, 2004.

      During 2004, FASB Statement 123R, Accounting for Stock-Based Compensation, was approved. This statement will require the expensing of stock options beginning July 1, 2005. The future impact of adopting of this standard cannot be predicted and is based on the future granting of options and the values of these options.

      Provision for Income Taxes. The provision for income taxes increased to $833,000, or 34.5%, of income before income taxes for the year ended December 31, 2004 from $782,000 or 35.9% of income before taxes, for the year ended December 31, 2003, due to an increase in pretax earnings.

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

      Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, we made a negative provision of $61,000 for the year ended December 31, 2003 and a $20,000 provision for the same period in 2002. The provision decreased due to an overall improvement in the quality of our assets as our subprime loan balances fell to $18.3 million at December 31, 2003, from $31.2 million at December 31, 2002. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. Originations of subprime loans during the year ended December 31, 2003 and 2002 were $462,000 and $1.1 million, respectively. The allowance for loan losses was $2.0 million, or 1.24%, of loans outstanding at December 31, 2003, as compared with $2.1 million, or 1.51%, of loans outstanding at December 31, 2002. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

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

Average Balance Sheets

      The following tables present for the periods indicated the total dollar amount of interest income on average interest-earning assets and the resultant yields, the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, as well as yields and costs at December 31, 2004. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

                                                                  At December 31, 2004
                                                               ---------------------------
                                                               Actual Balance   Yield/Rate
                                                               --------------   ----------
                                                                  (Dollars in thousands)
Interest-earning assets:
  Loans receivable (1) .....................................     $ 165,086           5.62%
  Securities ...............................................        61,969           3.97
  Interest-earning deposits ................................        32,993           4.00
  Federal Funds and other ..................................         3,482           2.08
                                                                 ---------       --------
    Total interest-earning assets ..........................     $ 263,530           4.98
                                                                 =========       ========
Interest-bearing liabilities:
  Passbook savings .........................................     $  50,651            .79
  NOW accounts .............................................        19,905            .24
  Checking accounts ........................................         3,879             --
  Money market accounts ....................................        10,575            .86
                                                                                 --------
  Time deposits ............................................       113,046           3.18
                                                                 ---------       --------
    Total deposits .........................................       198,056           2.09
  FHLB advances ............................................        36,250           4.05
                                                                 ---------       --------
    Total interest-bearing liabilities .....................     $ 234,306           2.39
                                                                 =========       ========

Net interest income ........................................         7,559
Net interest rate spread ...................................                         2.59%
                                                                                 ========
Net earning assets .........................................     $  29,224
                                                                 =========
Interest-earning assets to average interest-liabilities ....                       112.47%
                                                                                 ========

----------
(1)   Yield at December 31, 2004 excludes loan fees.

Average Balance Sheets

                                                             Years Ended December 31,
                                      ----------------------------------------------------------------------
                                                     2004                                2003
                                      ----------------------------------  ----------------------------------
                                        Average    Interest                 Average    Interest
                                      Outstanding   Earned/               Outstanding   Earned/
                                        Balance      Paid     Yield/Rate    Balance      Paid     Yield/Rate
                                        -------      ----     ----------    -------      ----     ----------
                                                                 (Dollars in thousands)
Interest-earning assets:
    Loans receivable ...............   $ 163,468       9,405       5.75%   $ 148,862   $   9,346       6.28%
    Securities .....................      56,801       2,226       3.92       48,748       2,234       4.58
    Interest-bearing deposits
      and other ....................      23,506       1,037       4.41       20,809         669       3.21
    Federal funds ..................       5,702          69       1.21        9,008          98       1.09
                                       ---------   ---------   --------    ---------   ---------   --------
       Total interest-earning
         assets ....................   $ 249,477      12,737       5.11    $ 227,427      12,347       5.43
                                       =========   ---------   --------    =========   ---------   --------

Interest-bearing liabilities:
    Passbook savings ...............   $  51,421         407       0.79    $  48,624         518       1.07
    NOW accounts ...................      23,946          58       0.24       23,098          66       0.29
    Money market accounts ..........       9,238          80       0.87        8,878          75       0.84
    Time deposits ..................     110,200       3,501       3.18      103,555       3,551       3.43
                                       ---------   ---------               ---------   ---------
       Total deposits ..............     194,805       4,046       2.08      184,155       4,210       2.29
    FHLB advances ..................      27,358       1,132       4.14       18,373         859       4.68
                                       ---------   ---------   --------    ---------   ---------   --------
       Total interest-bearing
         liabilities ...............   $ 222,163       5,178       2.33    $ 202,528       5,069       2.50
                                       =========   ---------   --------    =========   ---------   --------
Net interest income ................               $   7,559                           $   7,278
                                                   =========                           =========
Net interest rate spread ...........
                                                                   2.78%                               2.93
Net earning assets .................   $  27,314               =========  $  24,899               =========
                                       =========                           =========
Net yield on average interest-
  earning assets ...................                               3.03%                               3.20%
                                                               =========                          =========
Average interest-earning assets
  to average interest-bearing
  liabilities ......................                             112.29%                             112.29%
                                                               =========                          =========

                                           Years Ended December 31,
                                      -----------------------------------
                                                     2002
                                      -----------------------------------
                                        Average    Interest
                                      Outstanding   Earned/
                                        Balance      Paid      Yield/Rate
                                        -------      ----      ----------

Interest-earning assets:
    Loans receivable ...............   $ 133,745   $   9,745        7.29%
    Securities .....................      51,022       2,917        5.72
    Interest-bearing deposits
      and other ....................      15,358         390        2.54
    Federal funds ..................       3,500          61        1.74
                                       ---------   ---------    --------
       Total interest-earning
         assets ....................   $ 203,625      13,113        6.44
                                       =========   ---------    --------

Interest-bearing liabilities:
    Passbook savings ...............   $  42,996         652        1.52
    NOW accounts ...................      21,146          91        0.43
    Money market accounts ..........       8,483         137        1.61
    Time deposits ..................      91,228       3,771        4.13
                                       ---------   ---------
       Total deposits ..............     163,853       4,651        2.84
    FHLB advances ..................      14,000         775        5.54
                                       ---------   ---------    --------
       Total interest-bearing
         liabilities ...............   $ 177,853       5,426        3.05
                                       =========   ---------    --------
Net interest income ................               $   7,687
                                                   =========
Net interest rate spread ...........                                3.39%
                                                                ========
Net earning assets .................   $  25,772
                                       =========
Net yield on average interest-
  earning assets ...................                                3.78%
                                                                ========
Average interest-earning assets
  to average interest-bearing
  liabilities ......................                              114.49%
                                                                ========

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

                                                                        Years Ended December 31,
                                                  --------------------------------------------------------------------
                                                           2004 vs. 2003                       2003 vs. 2002
                                                  --------------------------------    --------------------------------
                                                   Increase/(Decrease)                 Increase/(Decrease)
                                                         Due to            Total             Due to            Total
                                                  --------------------    Increase    --------------------    Increase
                                                   Volume       Rate     (Decrease)    Volume       Rate     (Decrease)
                                                                              (In thousands)
Interest-earning assets
   Loans receivable ...........................   $    876    $   (817)   $     59    $  1,033    $ (1,432)   $   (399)
   Securities .................................        341        (349)         (8)       (125)       (558)       (683)
   Interest-bearing deposits and other ........         95         273         368         159         120         279
   Federal funds ..............................        (39)         10         (29)         67         (30)         37
                                                  --------    --------    --------    --------    --------    --------
       Total interest-earning assets ..........   $  1,273    $   (883)   $    390    $  1,134    $ (1,900)   $   (766)
                                                  ========    ========    ========    ========    ========    ========

Interest-bearing liabilities
   Transaction and savings deposits ...........         33        (147)       (114)         92        (313)       (221)
   Certificate accounts .......................        228        (278)        (50)        471        (691)       (220)
   Borrowings .................................        420        (147)        273         217        (133)         84
                                                  --------    --------    --------    --------    --------    --------
       Total interest-bearing liabilities .....   $    681    $   (572)   $    109    $    780    $ (1,137)   $   (357)
                                                  ========    ========    ========    ========    ========    ========

Net interest income ...........................   $    592    $   (311)   $    281    $    354    $   (763)   $   (409)

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

      We have sought to manage our interest rate risk by more closely matching the maturities of our interest-rate-sensitive assets and liabilities. In particular, we offer one, three-, five- and seven-year adjustable rate mortgage loans, and three-and five-year balloon loans. Furthermore, our experience with subprime loans has been that these loans remain a part of our portfolio for a significantly shorter period of time than other one- to four-family loans. In a low interest rate environment, borrowers typically prefer fixed-rate loans to adjustable-rate mortgages. We intend to sell into the secondary market our originations of longer-term fixed-rate loans. We do not solicit high-rate jumbo certificates of deposit or brokered funds.

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

      The table below sets forth, as of September 30, 2004 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.

                                                         Net Portfolio Value as
                                                         a % of Present Value of
                            Net Portfolio Value            Assets/Liabilities
  Change in       -----------------------------------    -----------------------
Interest Rates    Estimated     Amount of
(Basis Points)       NPV          Change      Percent    NPV Ratio     Change(1)
--------------       ---          ------      -------    ---------     ------
                                (Dollars in thousands)

     +300         $ 28,813      $ (9,290)       (24)%      10.76%       (267)
     +200           32,179        (5,924)       (16)       11.78        (165)
     +100           35,469        (2,634)        (7)       12.72         (71)
       0            38,103                                 13.43
     -100           39,055           952          3        13.59          16

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

      Allowance for Loan Losses. The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

      The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards No. (SFAS) 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category adjusted for trends and credit risk. The specific credit allocations are based on analyses involving a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loss analysis is performed quarterly and loss factors are updated regularly based on actual experience and trends and credit risk.

      The unallocated portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated allowance includes a component that accounts for the inherent imprecision in loan loss models. Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss. The historical losses used in the migration analysis may not be representative of actual unrealized losses inherent in the portfolio.

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

Liquidity and Capital Resources

      We maintain liquid assets at levels we consider adequate to meet our liquidity needs. Our liquidity ratio averaged 16.3% and 21.7% for the years ended December 31, 2004 and 2003. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

      Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning investments and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the Federal Home Loan Bank of Chicago amounted to $4.1 million at December 31, 2004 and $9.8 million at December 31, 2003. For additional information about cash flows from our operating, financing, and investing activities, see Consolidated Statements of Cash Flows included in the consolidated financial statements.

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

      Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago which provide an additional source of funds. At December 31, 200, we had $36.3 million in advances from the Federal Home Loan Bank of Chicago. Of this amount, $4.5 million is due within one year, $9.4 million is due between one and three years, $17.8 million is due between four and five years and $4.6 million is due after five years.

      At December 31, 2004, we had outstanding commitments of $6.5 million to originate loans. This amount does not include the unfunded portion of loans in process. At December 31, 2004, certificates of deposit scheduled to mature in less than one year totaled $63.6 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits may be significantly higher upon renewal in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities.

      Liquidity. We are required to maintain liquid assets in an amount that would ensure our safe and sound operation. Our liquidity ratio at December 31, 2004 was 18.0%.

      The following table sets forth our contractual obligations and commercial commitments at December 31, 2004.

                                                            Less than                               After 5
                                                 Total       1 year      1-3 Years    4-5 years      Years
                                               ---------    ---------    ---------    ---------    ---------
                                                                      (In thousands)
FHLB advances .............................    $  36,250    $   4,500    $   9,400    $  17,800    $   4,550
Time deposits .............................      113,046       63,645       36,801       12,570           30

                                                 Total
                                                Amounts     Less than                                Over 5
                                               Committed      1 year     1-3 Years    4-5 years      Years
                                               ---------    ---------    ---------    ---------    ---------
                                                                      (In thousands)
Lines of credit ...........................    $  13,324    $     583    $   2,904    $   9,767    $      70
Standby letters of credit (1) .............           88           88           --           --           --
Other commitments to extend credit (1) ....        6,469        6,469           --           --           --
                                               ---------    ---------    ---------    ---------    ---------
   Total ..................................    $  19,881    $   7,140    $   2,904    $   9,767    $      70
                                               =========    =========    =========    =========    =========

----------
(1)   Represents amounts committed to customers.

Impact of Inflation and Changing Prices

      The consolidated financial statements and related notes of AJS Bancorp, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effect of inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

      See  ITEM  7   "Management's   Discussion   and   Analysis  of   Financial
Consolidation and Results of Operations--Management of Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

      The  financial   statements   identified  in  Item  15(a)(1)   hereof  are
incorporated by reference hereunder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

         None.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

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

      See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 9B. OTHER INFORMATION
--------------------------

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

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

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

      Information concerning relationships and transactions is incorporated herein by reference from the Company's Proxy Statement, specifically the section captioned "Transactions with Certain Related Persons."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

      Information   concerning   principal   accountant  fees  and  services  is
incorporated herein by reference from the Company's Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------------------

      The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

      (a)(1) Financial Statements
             --------------------

            o     Report of Independent Registered Public Accounting Firm

            o Consolidated Statements of Financial Condition at December 31, 2004 and 2003

            o Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

            o Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2004, 2003 and 2002

            o Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

            o     Notes to Consolidated Financial Statements.

      (a)(2) Financial Statement Schedules
             -----------------------------

            No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

      (a)(3) Exhibits
             --------

            10.1  Employment Agreement with Thomas R. Butkus(1)

            10.2  AJS Bancorp, Inc. 2003 Stock Option Plan(2)

            10.3  AJS Bancorp, Inc. 2003 Recognition and Retention Plan(2)

            13    Financial Statements

            14    Code of Ethics(1)

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

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


            31.2 Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.3 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   The exhibits listed under (a)(3) above are filed herewith.

         (c) Not applicable.

----------
(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31. 2003.

(2) Incorporated by reference to the Company's registration statement on Form S-8 (commission file number 333-105598, filed on May 28, 2003).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AJS Bancorp, Inc.

Date:  March 30, 2005                         By:  /s/ Thomas R. Butkus
                                                   -----------------------------
                                                   Thomas R. Butkus,
                                                   Chairman of the Board and
                                                   Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ Thomas R. Butkus                              By:    /s/ Lyn G. Rupich
       -----------------------------------                      --------------------------
       Thomas R.  Butkus, Chairman of the Board                 Lyn G. Rupich, President
          and Chief Executive Officer                           (Principal Executive Officer)

Date:  March 30, 2005                                    Date:  March 30, 2005


By:    /s/ Pamela N. Favero                              By:    /s/ Roger L. Aurelio
       -----------------------------------                      -----------------------------------
       Pamela N. Favero, Chief Financial Officer                Roger L. Aurelio, Director

Date:  March 30, 2005                                    Date:  March 30, 2005


By:    /s/ Raymond J. Blake                              By:    /s/ Richard J. Nogal
       -----------------------------------                      -----------------------------------
       Raymond J. Blake, Director                               Richard J. Nogal, Director

Date:  March 30, 2005                                    Date:  March 30, 2005


By:    /s/ Edward S. Milen
       -----------------------------------
       Edward S. Milen, Director

Date:  March 30, 2005