Form 10-Q
period 2005-03-31
AJS BANCORP INC
filed 2005-05-16
CIK 1144515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         |X|       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                        Commission file number 000-33405

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

As of May 5, 2005 the Registrant had outstanding 2,230,028 shares of common stock.

                                AJS BANCORP, INC.

                           Form 10-Q Quarterly Report

                                      Index


                                                                                                         Page
                                                                                                         ----
PART I - Financial Information

     Item 1. Financial Statements                                                                          1
     Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                       7
     Item 3. Quantitative and Qualitative Disclosures About Market Risk                                   11
     Item 4. Controls and Procedures                                                                      12

PART II - Other Information

     Item 1. Legal Proceedings                                                                            13
     Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities             13
     Item 3. Defaults Upon Senior Securities                                                              13
     Item 4. Submission of Matters to a Vote of Securities Holders                                        13
     Item 5. Other Information                                                                            13
     Item 6. Exhibits and Reports on Form 8-K                                                             13

SIGNATURES                                                                                                15

ITEM 1.  FINANCIAL STATEMENTS

AJS Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands of dollars, except share data)
(unaudited)

                                                                              March 31,        December 31,
                                                                                2005               2004
                                                                                ----               ----
ASSETS
Cash and cash equivalents
     Cash and due from banks (interest-earning: 2005 -
      $7,635; 2004 - $10,751)                                                $   12,993         $   13,717
     Federal funds sold                                                           2,459              3,314
                                                                             ----------         ----------
         Total cash and cash equivalents                                         15,452             17,031

Certificates of deposit                                                           9,783              9,783
Securities available-for-sale                                                    65,508             61,483
Securities held-to-maturity                                                         324                132
Loans, net                                                                      158,180            163,291
Federal Home Loan Bank stock, at cost                                             8,133             12,459
Premises and equipment                                                            4,701              4,760
Accrued interest receivable                                                         983                969
Other assets                                                                        994                961
                                                                             ----------         ----------

     Total assets                                                            $  264,058         $  270,869
                                                                             ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits                                                                $  192,816         $  198,056
     Federal Home Loan Bank advances                                             35,750             36,250
     Advance payments by borrowers for taxes and insurance                        1,286              1,795
     Accrued interest payable and other liabilities                               4,463              4,238
                                                                             ----------         ----------
         Total liabilities                                                      234,315            240,339

Stockholders' equity
     Preferred stock, $.01 par value, 20,000,000 shares authorized,
       none issued                                                                   --                 --
     Common stock, $.01 par value, 50,000,000 shares authorized;
       2,444,521 shares issued at March 31, 2005 and December 31, 2004               24                 24
     Treasury stock (208,393 shares at March 31, 2005; 177,464
       shares at December 31, 2004)                                              (4,819)            (4,075)
     Additional paid in capital                                                  10,785             10,830
     Unearned ESOP shares                                                          (142)              (189)
     Unearned stock awards                                                         (632)              (682)
     Retained earnings                                                           25,208             24,837
     Accumulated other comprehensive income (loss)                                 (681)              (215)
                                                                             ----------         ----------
         Total stockholders' equity                                              29,743             30,530
                                                                             ----------         ----------

              Total liabilities and stockholders' equity                     $  264,058         $  270,869
                                                                             ==========         ==========

                 See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

                                                                      Three Months
                                                                     Ended March 31,
                                                           ---------------------------------
                                                              2005                   2004
                                                              ----                   ----
Interest and dividend income
    Loans                                                  $     2,341           $     2,325
    Securities                                                     597                   468
    Interest-earning deposits and other                            323                   234
    Federal funds sold                                              15                    12
                                                           -----------           -----------
       Total interest income                                     3,276                 3,039

Interest expense
    Deposits                                                     1,066                   942
    Federal Home Loan Bank
       advances and other                                          373                   203
                                                           -----------           -----------
          Total interest expense                                 1,439                 1,145
                                                           -----------           -----------

Net interest income                                              1,837                 1,894
Provision for loan losses                                          (34)                   --
                                                           -----------           -----------

Net interest income after provision for loan losses              1,871                 1,894

Noninterest income
    Service fees                                                   142                   103
    Insurance commissions                                           50                    48
    Other                                                           52                    37
                                                           -----------           -----------
       Total noninterest income                                    244                   188
Noninterest expense
    Compensation and employee benefits                             871                   913
    Occupancy expense                                              206                   153
    Data processing expense                                        103                   102
    Advertising and promotion                                      101                    87
    Other                                                          256                   265
                                                           -----------           -----------
       Total noninterest expense                                 1,537                 1,520
                                                           -----------           -----------

Income before income taxes                                         578                   562

Income taxes                                                       207                   203
                                                           -----------           -----------

Net income                                                 $       371           $       359
                                                           ===========           ===========

Earnings per share
    Basic                                                  $      0.17           $      0.16
    Diluted                                                $      0.17           $      0.15
    Weighted average shares - Diluted                        2,238,632             2,347,945

Comprehensive income                                       $       (95)          $       356
                                                           ===========           ===========

                 See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

                                                                               Three Months Ended
                                                                                     March 31,
                                                                               ------------------
                                                                               2005          2004
                                                                               ----          ----
Cash flows from operating activities
    Net income                                                               $    371       $    359
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation                                                                77             82
       Provision for loan losses                                                  (34)            --
       Premium amortization, net                                                   23             19
       Stock award compensation expense                                            50             91
       ESOP compensation expense                                                  113            126
       Federal Home Loan Bank stock dividends                                    (174)          (221)
       Changes in

          Accrued interest receivable and other assets                            248            253
          Accrued interest payable and other liabilities                          114           (188)
                                                                             --------       --------
              Net cash from operating activities                                  788            521

Cash flows from investing activities
    Securities available-for-sale
       Purchases                                                               (8,583)       (10,192)
       Maturities and principal payments                                        3,774          3,763
    Securities held-to-maturity
       Purchases                                                                 (200)            --
       Maturities and principal payments                                            8              9

    Loan originations, net                                                      5,145         (3,340)
    Proceeds from sale of other real estate                                        --             21
    Purchase of equipment                                                         (18)           (34)
    Sale of Federal Home Loan Bank stock                                        4,500             --
                                                                             --------       --------
       Net cash from investing activities                                       4,626         (9,773)

Cash from financing activities
    Net change in deposits                                                     (5,240)         2,600
    Net change in Federal Home Loan Bank advances                                (500)         4,400
    Purchase of treasury stock                                                   (744)          (113)
    Net change in advance payments by borrowers for taxes and insurance          (509)          (462)
                                                                             --------       --------
       Net cash from financing activities                                      (6,993)         6,425
                                                                             --------       --------

Net change in cash and cash equivalents                                        (1,579)        (2,827)

Cash and cash equivalents at beginning of period                               17,031         19,801
                                                                             --------       --------

Cash and cash equivalents at end of period                                   $ 15,452       $ 16,974
                                                                             ========       ========

                 See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Three months ended March 31, 2005
(in thousand of dollars)
(unaudited)


                                                             Additional                   Unearned
                                                 Common       Paid-in       Treasury       Stock
                                                 Stock        Capital        Stock         Awards
                                                 -----        -------        -----         ------
Balance at December 31, 2003                    $     24      $ 10,972      $ (1,075)     $   (924)
Purchase of 4,350 shares of treasury stock            --            --          (113)           --
ESOP Put Option                                       --          (299)           --            --
ESOP shares earned                                    --            79            --            --
Stock awards earned                                   --            --            --            91
Comprehensive income
   Net income                                         --            --            --            --
   Change in unrealized gain on securities            --
     available for sale, net of taxes                 --            --            --            --

      Total comprehensive income
                                                --------      --------      --------      --------
Balance at March 31, 2004                       $     24      $ 10,752      $ (1,188)     $   (833)
                                                ========      ========      ========      ========
                                                                        Accumulated
                                                Unearned                    Other           Total
                                                  ESOP        Retained  Comprehensive    Stockholders'
                                                 Shares       Earnings  Income (Loss)       Equity
                                                 ------       --------  -------------       ------
Balance at December 31, 2003                    $   (377)     $ 23,257     $    228        $ 32,105
Purchase of 4,350 shares of treasury stock            --            --           --            (113)
ESOP Put Option                                       --            --           --            (299)
ESOP shares earned                                    47            --           --             126
Stock awards earned                                   --            --           --              91
Comprehensive income
   Net income                                         --           359           --             359
   Change in unrealized gain on securities
     available for sale, net of taxes                 --            --           (3)             (3)
                                                                                           --------
      Total comprehensive income                                                                356
                                                --------      --------     --------        --------
Balance at March 31, 2004                       $   (330)     $ 23,616     $    225        $ 32,266
                                                ========      ========     ========        ========


                                                             Additional                   Unearned
                                                 Common       Paid-in       Treasury        Stock
                                                  Stock       Capital        Stock          Awards
                                                  -----       -------        -----          ------
Balance at December 31, 2004                    $     24      $ 10,830      $ (4,075)     $   (682)
Purchase of 30,929 shares of treasury stock           --            --          (744)           --
ESOP shares earned                                    --            66            --            --
Stock awards earned                                   --            --            --            50
ESOP put option                                       --          (111)           --            --
Comprehensive income
   Net income                                         --            --            --            --
   Change in unrealized gain on securities            --
     available-for-sale, net of taxes                 --            --            --            --

      Total comprehensive income
                                                --------      --------      --------      --------

Balance at March 31, 2005                       $     24      $ 10,785      $ (4,819)     $   (632)
                                                ========      ========      ========      ========

                                                                            Accumulated
                                                              Unearned         Other             Total
                                                  ESOP        Retained     Comprehensive     Stockholders'
                                                 Shares       Earnings     Income (Loss)        Equity
                                                 ------       --------     -------------        ------
Balance at December 31, 2004                    $   (189)     $ 24,837        $   (215)        $ 30,530
Purchase of 30,929 shares of treasury stock           --            --              --             (744)
ESOP shares earned                                    47            --              --              113
Stock awards earned                                   --            --              --               50
ESOP put option                                       --            --              --             (111)
Comprehensive income
   Net income                                         --           371              --              371
   Change in unrealized gain on securities
     available-for-sale, net of taxes                 --            --            (466)            (466)
                                                                                               --------
      Total comprehensive income                                                                    (95)
                                                --------      --------        --------         --------

Balance at March 31, 2005                       $   (142)     $ 25,208        $   (681)        $ 29,743
                                                ========      ========        ========         ========

                 See notes to consolidated financial statements.

                                AJS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

Note 1 - Basis of Presentation

Principles of Consolidation: The accompanying consolidated interim financial statements include the accounts of AJS Bancorp, Inc. ("the Company") and its wholly owned subsidiary, A. J. Smith Federal Savings Bank ("the Bank"). All significant intercompany balances and transactions have been eliminated.

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the Company's Annual Report on Form 10-K. The December 31, 2004 balance sheet presented herein has been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K, but does not include all of the disclosures required by U. S. generally accepted accounting principles.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2005. In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings Per Share

Basic earnings per share for the three months ended March 31, 2005 and 2004 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months ended March 31, 2005 and 2004 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards. Computations for basic and diluted earnings per share are provided below.

                                                       For the Three Months
                                                          Ended March 31,
                                                          ---------------
                                                         2005          2004
                                                         ----          ----
                                                      (in thousands, except
                                                         per share data)
     Basic
         Net income                                  $       371    $     359
                                                     ===========    =========
         Weighted average common shares
           outstanding                                     2,211        2,310
                                                     ===========    =========

         Basic earnings per common share             $     0.17     $    0.16
                                                     ==========     =========

                                                        For the Three Months
                                                           Ended March 31,
                                                           ---------------
                                                         2005           2004
                                                         ----           ----
                                                       (in thousands, except
                                                          per share data)
     Diluted
         Net income                                   $       371    $     359
                                                      ===========    =========
         Weighted average common shares
           outstanding                                      2,211        2,310
         Dilutive effect of stock awards                        5            8
         Dilutive effect of stock options                      23           30
                                                      ===========    =========

         Diluted average common shares                      2,239        2,348
                                                      ===========    =========

         Diluted earnings per common share            $      0.17    $    0.15
                                                      ===========    =========

Note 3 - Stock Option Plan

The Company adopted a stock plan in May 2003 under the terms of which options for 114,685 shares of the Company's common stock were granted to directors, officers, and employees. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant. No option may be exercised if such exercise would cause the mutual holding company to own fewer than a majority of the total number of shares outstanding. No option was granted or exercised during the three months ended March 31, 2005 or 2004.

A summary of the status of the Company's stock option plan and changes during the three months ended March 31, 2005 and 2004 is presented below:

                                                           For the Three Months
                                                             Ended March 31,
                                            --------------------------------------------------
                                                     2005                       2004
                                                     ----                       ----
                                                          Weighted-                 Weighted-
                                                           Average                   Average
                                                          Exercise                  Exercise
                                              Shares        Price       Shares        Price
                                              ------        -----       ------        -----
     Outstanding at beginning of period      112,685      $  18.75      114,685      $  18.75

     Forfeited                                  (800)        18.75       (2,000)        18.75
                                            --------      --------     --------      --------

     Outstanding at end of period            111,885      $  18.75      112,685      $  18.75
                                            ========      ========     ========      ========

                                                                         2005         2004
                                                                         ----         ----
     Options exercisable at end of period                                26,537         6,000

     Average remaining option term                                    8.1 years     9.1 years

The Company applies  Accounting  Principles Board ("APB") Opinion 25 and related
Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized at the date of grant. Had compensation cost been determined based on the fair value at the grant dates for awards under the plan consistent with the method of Statement of Financial Accounting
Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share for the three months ended March 31, 2005 and 2004, respectively would have been reduced to the pro forma amounts in the table below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period.

                                                   For the Three Months
                                                      Ended March 31,
                                                      ---------------
                                                     2005           2004
                                                     ----           ----
                                                   (in thousands, except
                                                       per share data)

     Net income as reported                       $       371    $     359
     Pro forma net income                                 365          353
     Earnings per share as reported
         Basic                                           0.17         0.16
         Diluted                                         0.17         0.15
     Pro forma earnings per share
         Basic                                           0.17         0.15
         Diluted                                         0.16         0.15

Pursuant to its 2003 stock-based incentive plan, the Company awarded 58,971 shares of restricted stock in May 2003. These shares vest over a five-year period. The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders' equity. Compensation expense for restricted stock awards totaled $50,000 and $91,000 for the three months ended March 31, 2005 and 2004, respectively.

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

The following discussion compares the financial condition of the Company at March 31, 2005 to its financial condition at December 31, 2004 and the results of operations for the three-month period ended March 31, 2005 to the same period in 2004. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at March 31, 2005 were $264.1 million compared to $270.9 million at December 31, 2004, a decrease of $6.8 million, or 2.5%. The decrease in total assets primarily reflects decreases in cash and cash equivalents, loans receivable, and Federal Home Loan Bank ("FHLB") stock. Cash and cash equivalents decreased $1.6 million or 9.3% to $15.4 million from $17.0 million. Loans receivable decreased $5.1 million to $158.2 million at March 31, 2005 from $163.3 million at December 31, 2004. The decrease in loans occurred in the conventional fixed-rate and home equity type mortgage loan types. This is primarily due to seasonal reductions in loan volume that generally occur during the first quarter of year, as well as reductions in refinancing activity. FHLB stock decreased $4.3 million or 34.7% to $8.1 million at March 31, 2005 from $12.4 million at December 31, 2005. The Company decreased its investment in FHLB stock due to uncertainty regarding the payment and level of the FHLB dividend. There was no gain or loss recorded on the sale of the FHLB stock.

The Company had non-performing assets of $677,000 as of March 31, 2005 and $983,000 as of December 31, 2004. The allowance for loan losses was $1.8 million at March 31, 2005 and December 31, 2004. This represents a ratio of allowance for loan losses to gross loans receivable of 1.15% at March 31, 2005 and 1.12% at December 31, 2004. The allowance for loan losses to non-performing loans was 270.61% at March 31, 2005 compared to 187.89% at December 31, 2004.

Total liabilities at March 31, 2005 were $234.1 million compared to $240.3 million at December 31, 2004, a decrease of $6.2 million, reflecting decreases in deposits, FHLB advances, and advance payments by borrowers for taxes and insurance. Total deposits decreased $5.3 million, or 2.6%, to $192.8 million at March 31, 2005 from $198.1 million at December 31, 2004. This decrease was primarily in certificates of deposits and money market accounts. FHLB advances decreased to $35.8 million at March 31, 2005 from $36.3 million at December 31, 2004. Advance payments by borrowers for taxes and insurance decreased $509,000 to $1.3 million at March 31, 2005 from $1.8 million at December 31, 2004. This decrease was the result of normal timing differences associated with the payments for county real estate taxes.

Total stockholders' equity decreased to $29.9 million at March 31, 2005 from $30.5 million at December 31, 2004. The decrease in stockholders' equity was primarily due to the repurchase of 30,929 shares of the Company's stock at an average price of $24.03 per share, combined with a decrease in other comprehensive income. An increase to the Company's second repurchase plan was announced on March 22, 2005. This allows for an additional 100,000 shares to be added to the current stock repurchase program. The Company had previously authorized the repurchase of 117,000 shares of the Company's stock on May 18, 2004. Other comprehensive income decreased due to a decrease in the market value of securities available for sale. Repurchased shares are classified as treasury shares, but are not considered outstanding and are not included when calculating earnings per share or book value information.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND
  MARCH 31, 2004

Net income increased $12,000 to $371,000 for the quarter ended March 31, 2005 compared to the same period in 2004. The return on average assets increased to 0.61% for the quarter ended March 31, 2005 from 0.59% for the same period in 2004. The increase was due to an increase in non-interest income, offset by a decrease in net interest income and an increase in non-interest expense. Total interest income increased by $237,000 or 7.8% to $3.3 million for the quarter ended March 31, 2005 as compared to $3.0 million for the same quarter in 2004. The increase was due to a $129,000 increase in income earned on securities, and a $89,000 increase in income earned on interest earning deposits. Interest income on securities and interest-earning deposits both increased due to higher average balances for the comparable quarters ending March 31, 2005 and 2004. The average balance for securities for the three months ended March 31, 2005 was $66.2 million with an average yield of 3.55% compared to an average balance of $46.6 million with an average yield of 4.02% for the same quarter in 2004. The average balance for interest-earning deposits for the three months ended March 31, 2005 was $29.0 million with an average yield of 4.46% compared to an average balance of $19.5 million with an average yield of 4.83% for the same quarter in 2004. The average yields were down primarily due to securities and interest-earning deposits continuing downwards as the assets matured and were replaced at lower interest rates. Average interest earning assets were $259.7 million and $231.4 million during the comparative 2005 and 2004 quarters while the average yield was 5.03% and 5.26%, respectively.

Total interest expense increased $294,000 to $1.4 million at March 31, 2005 from $1.1 million at March 31, 2004. Interest expense on Federal Home Loan Bank ("FHLB") advances increased by $170,000 or 83.7% to $373,000 for the quarter ended March 31, 2005 from $203,000 for the same quarter in 2004. This was due to an increase in the average FHLB advance balance for the quarter ended March 31, 2005 compared to the same quarter in 2004. The average FHLB advance balance was $36.1 million and the average cost was 4.13% for the quarter ended March 31, 2005 compared to an average balance of $18.4 million and an average cost of 4.42% for the same quarter in 2004. The average cost of deposits at March 31, 2005 was 2.19% as compared to 2.04% at March 31, 2004. The average cost of interest-bearing liabilities increased to 2.49% for the three months ended March 31, 2005 from 2.25% for the same period ended 2004.

Our net interest rate spread decreased 46 basis points to 2.54% for the quarter ended March 31, 2005 from 3.00% for the same period in 2004, while our net interest margin decreased 46 basis points to 2.82% for the quarter ended March 31, 2005 from 3.28% for the same period in March 31, 2004. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 112.48% for the three months ended March 31, 2005 from 113.77% for the same period in 2004.

The Company recorded a $34,000 negative provision for the three months ended March 31, 2005, and no provision for the three months ended March 31, 2004. The negative provision was due to a combination of $34,000 in loan loss recoveries and our review of losses inherent in our loan portfolio. Loan provisions made are to maintain the allowance to reflect management's estimates of losses inherent in our loan portfolio. At this time, management felt no additional provisions were necessary. Should any unforeseen risks present themselves however, management may need to increase this provision in the future. At March 31, 2005 and December 31, 2004, our allowance for loan losses was $1.8 million or 1.15% and 1.12% of total loans, respectively. Non-performing assets as a percentage of total assets was 0.26% at March 31, 2005 and 0.36% at December 31, 2004. The allowance for loan losses to non-performing loans was 270.61% and 187.89% at March 31, 2005 and December 31, 2004, respectively.

Noninterest income increased $56,000 to $244,000 for the quarter ended March 31, 2005 from $188,000 for the comparable quarter in 2004. The increase in noninterest income was primarily the result of a $39,000 increase in service charges on accounts and a $15,000 increase in other noninterest income. The increase in service charges on accounts is primarily due to an increase in prepayment penalties on commercial loans due to an early pay off of the loan and an increase in debit card revenues. The increase in debit card revenues is due to the Company's customer base becoming more familiar with and using the debit cards more often since their introduction in September of 2003. The increase in other noninterest income was primarily due to an increase in rental income and correspondent fees.

Noninterest expense increased by $17,000 to $1.5 million for the quarters ended March 31, 2005 and March 31, 2004. Occupancy cost increased $53,000 and advertising and promotion costs increased $14,000 for the quarter ended March 31, 2005 when compared to the quarter ended March 31, 2004. These increases were offset by a decrease in salaries and benefits of $42,000 for the comparable quarters. Salaries and employee benefits decreased primarily due to a reduction in the number of full time equivalent employees to 62 at

March 31, 2005 from 66 at March 31, 2004. The increase in occupancy costs was due to an increase in real estate taxes. The increase in advertising and promotions costs occurred due to various deposit program specials offered during the quarter ended March 31, 2005.

Our federal and state taxes increased $4,000 to $207,000 for the quarter ended March 31, 2005 from $203,000 in the same period of 2004. This is primarily the result of higher pretax income for the quarter ended March 31, 2005.

NEW ACCOUNTING PRONOUNCEMENTS

Effect of Newly Issued But Not Yet Effective Accounting Standards: In April of 2005 the Securities and Exchange Commission has postponed the effectiveness of FASB 123R Share-Based Payments until the fiscal year starting after June 15, 2005. For the Company this standard will be effective in the first quarter of 2006 and will require the expensing of stock options. The future impact of adopting of this standard cannot be predicted and is based on the future granting of options and the values of these options.

LIQUIDITY

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Bank invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At March 31, 2005, cash and cash equivalents totaled $15.4 million. At March 31, 2005, the Bank had commitments to fund loans of $10.0 million, available lines of credit of $13.6 million, and standby letters of credit of $88,000. At March 31, 2005, certificates of deposit represented 58.0% of total deposits. The Bank expects to retain these deposit accounts. In addition, the Bank has borrowing capacity for an additional $38.6 million from the FHLB without providing additional collateral. The Bank considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of March 31, 2005:

                                      ACTUAL                   REQUIRED                    EXCESS
                                      ------                   --------                    ------
(Dollars in thousands)                AMOUNT          %         AMOUNT           %         AMOUNT          %
                                      ------          -         ------           -         ------          -
Core capital
  (to adjusted total assets)        $    28,889     10.9%     $    10,619       4.0%    $    18,318       6.9%
Risk-based capital
  to (risk-weighted assets)              30,494     23.8           10,256       8.0          20,305      15.8

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

The table below sets forth as of December 31, 2004 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. The Company anticipates that the March 31, 2005 Net Portfolio Value will be similar to the December 31, 2004 table shown below.

                                                                                         NPV as % of
    Change in                                                                    Portfolio Value of Assets
 Interest Rates                       Net Portfolio Value                        -------------------------
 in Basis Points                      -------------------                         NPV              Basis Point
  (Rate Shock)            Amount           $ Change         % Change             Ratio               Change
--------------            ------           --------         --------             -----               ------
                                    (Dollars in thousands)
       300                 29,858            -8,272               -22%           11.19%             -233 bp
       200                 32,911            -5,219               -14%           12.09%             -143 bp
       100                 35,837            -2,293                -6%           12.92%              -60 bp
    Static                 38,130                --                --            13.52%               --
      -100                 38,776               646                 2%           13.59%                7 bp
      -200                     --                --                --               --
      -300                     --                --                --               --

The table above indicates that at December 31, 2004, in the event of a 200 basis point increase in interest rates, we would experience a 14.0% decrease in net portfolio value. A 100 basis point decrease in interest rate would result in a 2.0% increase in net portfolio value. All model outputs associated with the -300 and -200 basis point scenarios are not applicable because of the low prevailing interest rate environment.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

            An increase to the Company's second repurchase plan was announced on March 22, 2005. This allows for an additional 100,000 shares to be added to the current stock repurchase program. The Company had previously authorized the repurchase of 117,000 shares of the Company's stock on May 18, 2004.

            Issuer purchases of equity securities during the prior three months:

                                                                                                       Maximum
                                                                              Total number            number of
                                                                                of shares          shares that may
                                                                                purchased           be purchased
                                           Total             Average         under publicly           under the
                                       number shares       price paid           announced            repurchase
                                         purchased          per share             plan                  plan
                                         ---------          ---------             ----                  ----
     January 1 - January 31                 1,500          $    23.85             77,525               217,000
     February 1 - February 28               2,229               24.24             79,754               217,000
     March 1 - March 31*                   27,200               24.05            106,954               217,000

     *Includes 8,000 shares purchased during March 2005, settled in April 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

            None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

            None

ITEM 5. OTHER INFORMATION.

            None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits

                        31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                        31.2 Certification of President Pursuant to Section 302 of the

                        Sarbanes-Oxley Act of 2002.

                        31.3 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                        32.1  Certification  pursuant to 18 U.S.C. Section 1350,
                              as  adopted   pursuant   to  Section  906  of  the
                              Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AJS BANCORP, INC.


Date: May 13, 2005                         /s/ Thomas R. Butkus
                                           -------------------------------------
                                           Thomas R. Butkus
                                           Chief Executive Officer and
                                           Chairman of the Board


Date: May 13, 2005                         /s/ Lyn G. Rupich
                                           -------------------------------------
                                           Lyn G. Rupich
                                           President and Chief Operating Officer