Form 10-K/A
period 2004-12-31
AJS BANCORP INC
filed 2005-06-20
CIK 1144515

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________________ to _____________________


                        Commission File Number: 000-33405

                                AJS Bancorp, Inc.
              ----------------------------------------------------
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
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for
the past 90 days.  YES  X   NO
                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]


Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-22).  YES  X   NO
                                           ---     ---

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

                       DOCUMENTS INCORPORATED BY REFERENCE

1.    Proxy Statement for the 2005 Annual Meeting of  Stockholders  (Parts I and
      III).

This amendment is filed to include Exhibit 32, which was inadvertently omitted from the original filing.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         AJS Bancorp, Inc.



Date: June 20, 2005                                By:   /s/ Thomas R. Butkus
                                                         ---------------------------
                                                         Thomas R. Butkus,
                                                         Chairman of the Board and
                                                         Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   /s/ Thomas R. Butkus                         By:   /s/ Lyn G. Rupich
      ------------------------------                     ----------------------------
      Thomas R.  Butkus, Chairman of the Board           Lyn G. Rupich, President
         and Chief Executive Officer                     (Principal Executive Officer)

Date: June 20, 2005                                Date: June 20, 2005



By:   /s/ Pamela N. Favero                         By:   /s/ Roger L. Aurelio
      ------------------------------                     ----------------------------
      Pamela N. Favero, Chief Financial Officer          Roger L. Aurelio, Director

Date: June 20, 2005                                Date: June 20, 2005



By:   /s/ Raymond J. Blake                         By:   /s/ Richard J. Nogal
      ------------------------------                     ----------------------------
      Raymond J. Blake, Director                         Richard J. Nogal, Director

Date: June 20, 2005                                Date: June 20, 2005


By:   /s/ Edward S. Milen
      ------------------------------
      Edward S. Milen, Director

Date: June 20, 2005
