Form 10-Q
period 2005-06-30
AJS BANCORP INC
filed 2005-08-11
CIK 1144515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                        Commission file number 000-33405


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



Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

As of August 1, 2005 the Registrant had outstanding 2,169,412 shares of common stock.

                                                 AJS BANCORP, INC.

                                            Form 10-Q Quarterly Report


                                                       Index

                                                                                                            Page
                                                                                                            ----
PART I - Financial Information

     Item 1.    Financial Statements                                                                          1
     Item 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                       7
     Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                   12
     Item 4.    Controls and Procedures                                                                      13

PART II - Other Information

     Item 1.    Legal Proceedings                                                                            14
     Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities             14
     Item 3.    Defaults Upon Senior Securities                                                              14
     Item 4.    Submission of Matters to a Vote of Securities Holders                                        14
     Item 5.    Other Information                                                                            15
     Item 6.    Exhibits                                                                                     15

SIGNATURES                                                                                                   15


ITEM 1.  FINANCIAL STATEMENTS

AJS Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands of dollars, except share data)
(unaudited)

                                                                        June 30,   December 31,
                                                                          2005         2004
                                                                          ----         ----
ASSETS
Cash and cash equivalents
     Cash and due from banks (interest-earning: 2005 -
     $8,379; 2004 - $10,751)                                           $  12,854    $  13,717
     Federal funds sold                                                       --        3,314
                                                                       ---------    ---------
         Total cash and cash equivalents                                  12,854       17,031

Certificates of Deposit                                                   10,483        9,783
Securities available-for-sale                                             74,833       61,483
Securities held-to-maturity                                                  316          132
Loans, net                                                               153,349      163,291
Federal Home Loan Bank stock, at cost                                      8,253       12,459
Premises and equipment                                                     4,629        4,760
Accrued interest receivable                                                  955          969
Other assets                                                               1,118          961
                                                                       ---------    ---------

     Total assets                                                      $ 266,790    $ 270,869
                                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits                                                          $ 195,835    $ 198,056
     Federal Home Loan Bank advances                                      33,750       36,250
     Advance payments by borrowers for taxes and insurance                 1,883        1,795
     Accrued interest payable and other liabilities                        6,370        4,238
                                                                       ---------    ---------
         Total liabilities                                               237,838      240,339

Stockholders' equity
     Preferred stock, $.01 par value, 20,000,000 shares authorized,
       none issued                                                            --           --
     Common stock, $.01 par value, 50,000,000 shares authorized;
      2,444,521 shares issued at June 30, 2005 and December 31, 2004          24           24
     Treasury stock (274,066 shares at June 30, 2005;
     177,464 shares at December 31, 2004)                                 (6,404)      (4,075)
     Additional paid in capital                                           10,865       10,830
     Unearned ESOP shares                                                    (94)        (189)
     Unearned stock awards                                                  (584)        (682)
     Retained earnings                                                    25,537       24,837
     Accumulated other comprehensive income (loss)                          (392)        (215)
                                                                       ---------    ---------
         Total stockholders' equity                                       28,952       30,530
                                                                       ---------    ---------

              Total liabilities and stockholders' equity               $ 266,790    $ 270,869
                                                                       =========    =========

                 See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

                                                          For the Three Months          For the Six Months
                                                             Ended June 30,               Ended June 30,
                                                             --------------               --------------
                                                          2005           2004           2005          2004
                                                          ----           ----           ----          ----
Interest and dividend income
    Loans                                             $     2,283    $     2,370    $     4,624    $     4,695
    Securities                                                655            560          1,252          1,028
    Interest-earning deposits and other                       262            217            585            451
    Federal funds sold                                         18             13             33             26
                                                      -----------    -----------    -----------    -----------
       Total interest income                                3,218          3,160          6,494          6,200

Interest expense
    Deposits                                                1,139          1,001          2,205          1,943
    Federal Home Loan Bank
      advances and other                                      356            242            729            445
                                                      -----------    -----------    -----------    -----------
       Total interest expense                               1,495          1,243          2,934          2,388
                                                      -----------    -----------    -----------    -----------

Net interest income                                         1,723          1,917          3,560          3,812
Provision for loan losses                                     (58)           (15)           (92)           (15)
                                                      -----------    -----------    -----------    -----------

Net interest income after provision for loan losses         1,781          1,932          3,652          3,827

Noninterest income
    Service fees                                              121            116            263            218
    Insurance commissions                                      56             41            106             89
    Gain on sale of loans                                       9             --              9             --
    Other                                                      48             38            100             75
                                                      -----------    -----------    -----------    -----------
       Total noninterest income                               234            195            478            382

Noninterest expense
    Compensation and employee benefits                        872            907          1,743          1,820
    Occupancy expense                                         210            217            416            370
    Data processing expense                                    96             93            199            195
    Advertising and promotion                                 122             91            222            178
    Other                                                     260            265            517            530
                                                      -----------    -----------    -----------    -----------
       Total noninterest expense                            1,560          1,573          3,097          3,093
                                                      -----------    -----------    -----------    -----------

Income before income taxes                                    455            554          1,033          1,116

Income taxes                                                  126            206            333            409
                                                      -----------    -----------    -----------    -----------

Net income                                            $       329    $       348    $       700    $       707
                                                      ===========    ===========    ===========    ===========

Earnings per share
    Basic                                             $       .15    $       .15            .32    $       .31
    Diluted                                           $       .15    $       .15            .32            .30
    Weighted average shares - Diluted                   2,195,832      2,304,118      2,217,096      2,326,201

Comprehensive income (loss)                           $       618    $      (245)   $       523    $       111
                                                      ===========    ===========    ===========    ===========

                 See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                          --------------------
                                                                            2005        2004
                                                                            ----        ----
Cash flows from operating activities
    Net income                                                            $    700    $    707
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation                                                            152         161
       Provision for loan losses                                               (92)        (15)
       Premium amortization, net                                                47          49
       Stock award compensation expense                                         98         141
       ESOP compensation expense                                               274         258
       Federal Home Loan Bank stock dividends                                 (294)       (425)
       Gain on sale of loans held for sale                                      (9)         --
       Changes in
          Loans held for sale                                                  (77)         --
          Accrued interest receivable and other assets                         (16)        189
          Accrued interest payable and other liabilities                     1,988         (71)
                                                                          --------    --------
              Net cash from operating activities                             2,771         994

Cash flows from investing activities
    Securities available-for-sale
       Purchases                                                           (21,207)    (26,721)
       Maturities and principal payments                                     6,824       7,323
    Securities held-to-maturity
       Purchases                                                              (200)         --
       Maturities and principal payments                                        16          24
    Loan originations, net                                                  10,102      (8,762)
    Proceeds from sale of other real estate                                     --          21
    Purchase of equipment                                                      (21)        (92)
    Sale of Federal Home Loan Bank stock                                     4,500          --
                                                                          --------    --------
       Net cash from investing activities                                       14     (28,207)

Cash from financing activities
    Net change in deposits                                                  (2,221)     11,226
    Net change in Federal Home Loan Bank advances                           (2,500)     11,900
    Purchase of treasury stock                                              (2,449)     (2,980)
      Sale of treasury stock                                                   120          --
    Net change in advance payments by borrowers for taxes and insurance         88         304
                                                                          --------    --------
       Net cash from financing activities                                   (6,962)     20,450
                                                                          --------    --------

Net change in cash and cash equivalents                                     (4,177)     (6,763)

Cash and cash equivalents at beginning of period                            17,031      19,801
                                                                          --------    --------

Cash and cash equivalents at end of period                                $ 12,854    $ 13,038
                                                                          ========    ========

                 See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Six months ended June 30, 2005
(in thousand of dollars)
(unaudited)

                                                                                                                       Accumulated
                                                 Additional              Unearned    Unearned                 Other       Total
                                       Common     Paid-in    Treasury     Stock        ESOP     Retained Comprehensive Stockholders'
                                       Stock      Capital      Stock      Awards      Shares    Earnings  Income (Loss)  Equity
                                       -----      -------      -----      ------      ------    --------  -------------  ------
Balance at December 31, 2003          $     24   $ 10,972    $ (1,075)   $   (924)   $   (377)   $ 23,257   $    228    $ 32,105
Purchase of 122,150 shares of
  treasury stock                            --         --      (2,980)         --          --          --         --      (2,980)
ESOP shares earned                          --        164          --          --          94          --         --         258
Stock awards earned                         --         --          --         141          --          --         --         141
ESOP put option                             --       (103)         --          --          --          --         --        (103)
Comprehensive income
   Net income                               --         --          --          --          --         707         --         707
   Change in unrealized gain on
     securities available for sale,
     net of taxes                           --         --          --          --          --          --       (596)       (596)
                                                                                                                        --------
      Total comprehensive income                                                                                             111
                                      --------   --------    --------    --------    --------    --------   --------    --------

Balance at June 30, 2004              $     24   $ 11,033    $ (4,055)   $   (783)   $   (283)   $ 23,964   $   (368)   $ 29,532
                                      ========   ========    ========    ========    ========    ========   ========    ========


                                                                                                                       Accumulated
                                                 Additional              Unearned    Unearned                 Other       Total
                                       Common     Paid-in    Treasury     Stock        ESOP     Retained Comprehensive Stockholders'
                                       Stock      Capital      Stock      Awards      Shares    Earnings  Income (Loss)  Equity
                                       -----      -------      -----      ------      ------    --------  -------------  ------

Balance at December 31, 2004          $     24    $ 10,830    $ (4,075)   $   (682)   $   (189)   $ 24,837   $   (215)   $ 30,530
Purchase of 102,202 shares of
  treasury stock                            --          --      (2,449)         --          --          --         --      (2,449)
Stock options exercised from 6,000
  shares of treasury stock                                         120                                                        120

ESOP shares earned                          --         179          --          --          95          --         --         274
Stock awards earned                         --          --          --          98          --          --         --          98
ESOP put option                             --        (144)         --          --          --          --         --        (144)

Comprehensive income
   Net income                               --          --          --          --          --         700         --         700
   Change in unrealized gain on
     securities available-for-sale,
     net of taxes                           --          --          --          --          --          --       (177)       (177)
                                                                                                                         --------
      Total comprehensive income                                                                                             (523)
                                      --------    --------    --------    --------    --------    --------   --------    --------

Balance at June 30, 2005              $     24    $ 10,865    $ (6,404)   $   (584)   $    (94)   $ 25,537   $   (392)   $ 28,952
                                      ========    ========    ========    ========    ========    ========   ========    ========

                See notes to consolidated financial statements.

                                AJS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

Note 1 - Basis of Presentation

Principles of  Consolidation:  The accompanying  consolidated  interim financial
----------------------------
statements include the accounts of AJS Bancorp, Inc. ("the Company") and its wholly owned subsidiary, A. J. Smith Federal Savings Bank ("the Bank"). All significant intercompany balances and transactions have been eliminated.

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the Company's Annual Report on Form 10-K. The December 31, 2004 balance sheet presented herein has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America.

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

Note 2 - Earnings Per Share

Basic earnings per share for the three and six months ended June 30, 2005 and 2004 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and six months ended June 30, 2005 and 2004 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards. Computations for basic and diluted earnings per share are provided below.

                                     For the Three Months    For the Six Months
                                         Ended June 30,        Ended June 30,
                                         --------------        --------------
                                        2005       2004       2005       2004
                                        ----       ----       ----       ----
                                     (in thousands, except (in thousands, except
                                         per share data)       per share data)
Basic
    Net income                        $    329   $    348   $    700   $    707
                                      ========   ========   ========   ========
    Weighted average common shares
      outstanding                        2,169      2,276      2,190      2,293
                                      ========   ========   ========   ========

    Basic earnings per common share   $    .15   $    .15   $    .32   $    .31
                                      ========   ========   ========   ========

                                     For the Three Months    For the Six Months
                                         Ended June 30,        Ended June 30,
                                         --------------        --------------
                                        2005       2004       2005       2004
                                        ----       ----       ----       ----
                                     (in thousands, except (in thousands, except
                                         per share data)       per share data)
Diluted
    Net income                        $    329   $    348   $    700   $    707
                                      ========   ========   ========   ========
    Weighted average common shares
      outstanding                        2,169      2,276      2,190      2,293
    Dilutive effect of stock options        22         22         23         26
    Dilutive effect of stock awards          4          6          4          7
                                      ========   ========   ========   ========

    Diluted average common shares        2,196      2,304      2,217      2,326
                                      ========   ========   ========   ========

    Diluted earnings per common share $    .15   $    .15   $    .32   $    .30
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

A summary of the status of the Company's stock option plan and changes during the six months ended June 30, 2005 and 2004 is presented below:

                                                  For the Six Months
                                                    Ended June 30,
                                       -----------------------------------------
                                             2005                  2004
                                             ----                  ----
                                                  Weighted-            Weighted-
                                                  Average               Average
                                                  Exercise             Exercise
                                       Shares      Price      Shares     Price
                                       ------      -----      ------     -----

Outstanding at beginning of period     112,685   $  18.75    114,685   $  18.75
Granted                                     --         --         --         --
Exercised                               (6,000)     18.75         --         --
Forfeited                                 (800)     18.75     (2,000)     18.75
                                      --------   --------   --------   --------

Outstanding at end of period           105,885   $  18.75    112,685   $  18.75
                                      ========   ========   ========   ========

                                                                2005       2004
                                                                ----       ----

Options exercisable at end of period                            42,474    27,337
Weighted-average fair value of options granted during period  $     --  $     --
Average remaining option term                                  8 years   9 years

The Company applies  Accounting  Principles Board ("APB") Opinion 25 and related
Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized at the date of grant. Had compensation cost been determined based on the fair value at the grant dates for awards under the plan consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share for the three and six months ended June 30, 2005 and June 30, 2004 would have been reduced to the pro forma amounts in the table below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                     For the Three Months    For the Six Months
                                         Ended June 30,         Ended June 30,
                                         --------------         --------------
                                       2005        2004        2005        2004
                                       ----        ----        ----        ----
                                    (in thousands, except  (in thousands, except
                                        er share data          per share data)

Net income as reported               $   329     $   348     $   700     $   707
Pro forma net income                     323         342         688         695
Earnings per share as reported
    Basic                                .15         .15         .32         .31
    Diluted                              .15         .15         .32         .30
Pro forma earnings per share
    Basic and diluted                    .15         .15         .31         .30

Pursuant to its 2003 stock-based incentive plan, the Company awarded 58,971 shares of restricted stock in May 2003. These shares vest over a five-year period. The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders' equity. Compensation expense for restricted stock awards totaled $98,000 and $141,000 for the six months ended June 30, 2005 and 2004, respectively.

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

The following discussion compares the financial condition of the Company at June 30, 2005 to its financial condition at December 31, 2004 and the results of operations for the three- and six-month periods ended June 30, 2005 to the same periods in 2004. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at June 30, 2005 were $266.8 million compared to $270.9 million at December 31, 2004, a decrease of $4.1 million, or 1.5%. The decrease in total assets primarily reflects decreases in cash and cash equivalents, loans, and Federal Home Loan Bank (FHLB) stock, partially offset by an increase in securities. Loans receivable decreased $10.0 million to $153.3 million at June 30, 2005 from $163.3 million at December 31, 2004. The decrease in loans reflects shrinkage in the single-family and home equity type lending, offset by an increase in the commercial construction loan category. The shrinkage in loans affected both fixed-rate and adjustable-rate loans. The Company attributes the shrinkage in its single-family lending to its more conservative underwriting standards in the face of more liberal underwriting standards currently prevalent in the market. The Company feels these more traditional and conservative standards will result in fewer non-performing loans in the future should real estate market values decline. FHLB stock decreased $4.2 million or 33.8% to $8.3 million at June 30, 2005 from $12.5 million at December 31, 2004. The Company decreased its investment in FHLB stock due to uncertainty regarding the payment and level of the FHLB dividend. There was no gain or loss on the sale of the FHLB stock. Securities increased $13.5 million, or 22.0%, to $75.1 million at June 30, 2005 from $61.6 million at December 31, 2004. The increase was due to purchases of fixed-rate government-backed notes and bonds, an additional investment in the adjustable-rate ARM fund, and mortgage-backed securities. These investments provided slightly higher yields than overnight federal fund investments, without locking into longer-term investments.

The Company had non-performing assets of $326,000 and $983,000 at June 30, 2005 and December 31, 2004, respectively. The allowance for loan losses was $1.7 million at June 30, 2005 and $1.8 million at December 31, 2004. This represents a ratio of allowance for loan losses to gross loans receivable of 1.12% at June 30, 2005 and December 31, 2004. The allowance for loan losses to non-performing loans was 531.5% at June 30, 2005 compared to 187.89% at December 31, 2004.

Total liabilities at June 30, 2005 were $237.8 million compared to $240.3 million at December 31, 2004, a decrease of $2.5 million, reflecting decreases in deposits and FHLB advances, offset by an increase in accrued expenses and other liabilities. Total deposits decreased $2.3 million, or 1.1%, to $195.8 million at June 30, 2005 from $198.1 million at December 31, 2004. FHLB advances decreased to $33.8 million at June 30, 2005 from $36.3 million at December 31, 2004. The decrease in fixed rate borrowings was due to maturing advances. Accrued expenses and other liabilities increased $2.2 million to $6.4 million at June 30, 2005 from $4.2 million at December 31, 2004. The increase was primarily due to a $2.0 million due to broker liability recorded on June 30, 2005 for a security with a purchase trade date of June 30, 2005 and a settlement date in July 2005.

Total stockholders' equity decreased to $29.0 million a decrease of $1.6 million at June 30, 2005 from $30.5 million at December 31, 2004. The decrease in stockholders' equity during the past six months was primarily due to the repurchase of 102,202 shares of the Company's stock at an average price of $23.97 per share. This decrease was offset by net income of $700,000.
Repurchased shares are not considered outstanding and are not included when calculating earnings per share or book value information.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

Net income decreased $19,000 to $329,000 for the quarter ended June 30, 2005 compared to the same period in 2004. The return on average assets decreased to ..50% for the quarter ended June 30, 2005 from .54% for the same period in 2004. The decrease was primarily due to a decrease in net interest income, offset in part by an increase in the non-interest income. Total interest income increased by $58,000 or 1.8% to $3.2 million for the quarter ended June 30, 2005. The increase was due to a $95,000 increase in income earned on securities, a $45,000 increase on income earned on interest earning deposits, offset by a $87,000 reduction in income earned on loans. Interest income on securities increased to $655,000 or 17.0% for the quarter ended June 30, 2005 compared to $560,000 for the same period in 2004. The increase was due to an increase in the average outstanding balance for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004. The average securities balance for the quarter ended June 30, 2005 was $73.0 million with a yield of 3.6% compared to an average securities balance of $58.9 million with a yield of 3.8% for the same period in 2004. The increase in income earned on interest earning deposits was also due to an increase in the average outstanding balance for the quarter ended June 30, 2005 when compared to the same quarter in 2004. The average interest-earning balance for the quarter ended June 30, 2005 was $25.5 million with a yield of 4.1% compared to an average securities balance of $18.8 million with a yield of 4.6% for the same period in 2004. Income earned on loans declined $87,000 or 3.7% to $2.3 million for the quarter ended June 30, 2005 compared to $2.4 million for the same period in 2004. This decrease was due to lower average balances held during the 2005 quarter when compared to the 2004 quarter. Average interest earning assets were $257.6 and $249.2 million during the comparative
2005  and  2004   quarters   while  the  average  yield  was  5.00%  and  5.07%,
respectively.

Total interest expense increased by $252,000 or 20.3% to $1.5 million for the quarter ended June 30, 2005 from $1.2 million for the same quarter in 2004. This was due to an increase in interest expense on deposits of $138,000 or 13.8% to $1.1 million for the quarter ended June 30, 2005 from $1.0 million for the same quarter in 2004, and an increase in interest expense on FHLB advances of $114,000 or 47.1% to $356,000 from $242,000 for the same quarter in 2004. The increase in the cost of our deposits was primarily due to increases in short-term market interest rates. The increase in the interest expense on FHLB advances is due to higher average FHLB advances balances as well as higher interest rates on the borrowings during the quarter ended June 30, 2005 when compared to the same quarter in 2004. The average cost of deposits at June 30, 2005 was 2.33% as compared to 2.03% at June 30, 2004. The average cost on interest-bearing liabilities increased to 2.60% for the three months ended June 30, 2005 from 2.25% for the same period ended 2004.

Our net interest rate spread decreased 42 basis points to 2.40% for the quarter ended June 30, 2005 from 2.82% for the same period in 2004, while our net interest margin decreased 40 basis points to 2.68% for the quarter ended June 30, 2005 from 3.08% for the same period in June 30, 2004. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 112.02% for the three months ended June 30, 2005 from 112.89% for the same period in 2004.

There was a negative provision for loan losses of $58,000 for the three months ended June 30, 2005 compared to a negative provision of $15,000 for the three months ended June 30, 2004. There were $20,000 in loan loss recoveries during the three months ended June 30, 2005, and $15,000 in recoveries during the three months ended June 30, 2004. Any loan provisions made are to maintain the allowance to reflect management's estimates of losses inherent in our loan portfolio. Management's evaluation of the losses inherent in our loan portfolio reflected a decrease risk of losses in the loan portfolio, which required a reduction of the provision of loan losses for the three months ended June 30, 2005. The decreased risk is reflected in the reduction of the non-performing assets referenced in the balance sheet information above. At this time, management felt no additional provisions were necessary. Should any unforeseen risks present themselves however, management may need to increase this provision in the future. At June 30, 2005 and December 31, 2004, the allowance for loan losses was $1.7 million and $1.8 million or 1.12% of total loans for both June 30, 2005 and December 31, 2004. Non-performing assets as a percentage of total assets was .12% at June 30, 2005 and .36% at December 31, 2004. The allowance for loan losses to non-performing loans was 531.50% and 187.89% at June 30, 2005 and December 31, 2004, respectively.

Non-interest income increased $39,000 to $234,000 for the quarter ended June 30, 2005 from $195,000 for the comparable quarter in 2004. This increase in non-interest income was primarily the result of a $15,000 increase in insurance commissions, and a $19,000 decrease in other non-interest income. The increase in insurance commissions reflects higher sales of variable- and fixed-rate annuities. The increase in other non-interest income is due to an increase in rental income, gain on loans sold and profit on the sale of real estate owned. The Company had an increase in rental income due to the lease of a previously vacant office rental unit located in one of our branch offices. Gain on the sale of loans increased as the Company sold thirty-year fixed-rate mortgage loans into the secondary market. The Company intends to continue to sell longer-term fixed-rate mortgage loans into the secondary market, but intends to retain the servicing on these loans. Gain on the sale of loans increased as the Company sold three thirty-year fixed rate loans during the quarter. Profit on the sale of real estate was recognized as a loan to facilitate the sale of real estate owned paid off and the deferred profit was taken into other income.

Non-interest expense decreased by $13,000 to $1.6 million at June 30, 2005 when compared to expense for the comparable quarter in 2004. Salaries and benefits decreased $35,000, offset by advertising and promotion costs, which increased $31,000. The decrease in salaries and employee benefits was primarily due to a reduction in the number of full time equivalent employees to 66 at June 30, 2005 from 69 at June 30, 2004. Data processing expenses decreased due to lower expected costs during the quarter ended June 30, 2005. The increase in advertising and promotion costs occurred due to various deposit program specials offered during the quarter ended June 30, 2005.

Our federal and state taxes decreased $80,000 to $126,000 for the quarter ended June 30, 2005 from $206,000 in the same period of 2004. This is the result of lower pre-tax income as well as the lack of federal and state taxes due on negative provisions and recoveries of loan losses that occurred during the quarter ended June 30, 2005. There was no provision made for federal or state income taxes on negative loan loss provisions or on recoveries of previously booked loan losses as these are not taxable until the loss actually occurs rather than when the provision for probable loss is reserved. The Company had $58,000 in negative provisions and loan loss recoveries during the quarter ended June 30, 2005 compared to $15,000 for the quarter ended June 30, 2004.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

Net income decreased marginally by $7,000 to $700,000 for the six months ended June 30, 2005 compared to the same period in 2004. The return on average assets decreased to 5.02% for the six months ended June 30, 2005 from 5.07% for the comparable period in 2004. The decrease in net income resulted from a decrease in net interest income offset by an increase in non-interest income. Non-interest expense remained relatively stable when comparing the two periods.

Net interest income was $3.6 million for the six months ended June 30, 2005 compared to $3.8 million for the same period in 2004. The decrease in net interest income was primarily due to the increased cost of average interest-bearing liabilities and the resulting decrease in the net interest rate spread. The net interest rate spread decreased to 2.47% for the six months ended June 30, 2005 from 2.82% for the comparable period ended June 30, 2004, while the net interest margin decreased to 2.75% for the six months ended June 30, 2005 from 3.12% for the six months ended June 30, 2004. The decrease in the net interest rate spread and net interest margin was primarily due to the increase in the cost of interest-bearing liabilities as short term interest rates increased. The average cost of interest-bearing liabilities increased to 2.55% for the six months ended June 30, 2005 from 2.25% for the same period in 2004, while the average yield on interest-earning assets decreased to 5.02% for the six months ended June 30, 2005 from 5.07% for the same period ended 2004.

There was a negative provision for loan losses of $92,000 for the six months ended June 30, 2005 compared to a $15,000 negative loan loss provision for the six months ended June 30, 2004. There was $54,000 in loan loss recoveries during the six months ended June 30, 2005, and $15,000 in recoveries during the six months ended June 30, 2004. Any loan loss provisions made are to maintain the allowance to reflect management's estimate of losses inherent in our loan portfolio. Management concluded that no additional provisions were necessary during the six months ended June 30, 2005 or 2004. Management's evaluation of the losses inherent in our loan portfolio reflected a decrease risk of loss in the loan portfolio, which required a reduction of the provision of loan losses for the six months ended June 30, 2005 and June 30, 2004. Should any unforeseen risks present themselves however, management may need to make a provision for loan losses in the future.

Non-interest income increased to $478,000 for the six months ended June 30, 2005 from $382,000 for the comparable period in 2004. The $96,000 increase was the result of a $17,000 increase in insurance commission income, a $45,000 increase in service charge income, and a $34,000 increase in other non-interest income for the six months ended June 30, 2005. The increase in insurance commissions reflects higher sales of variable- and fixed-rate annuities. The increase in service charges on accounts is primarily due an increase in prepayment penalties, an increase in income on NOW accounts, and an increase in debit card income. Prepayment penalties are typically charged on commercial loans that payoff within the first three years following origination and generally cannot be predicted with a great degree of accuracy. The increase in NOW account income is due to a reduction in waived overdraft fees. The increase in debit card revenues is due to the Company's customer base becoming more familiar with and using the debit cards more often since their introduction in September of 2003. As discussed in the non-interest income information for the three months ended June 2005 and 2004, the increase in other non-interest income is due to an increase in rental income, gain on loans sold and profit on the sale of real estate.

Non-interest expense remained relatively stable at $3.1 million for the both the six-month periods ended June 30, 2005 and 2004. Salaries and benefits decreased $77,000 while occupancy costs increased $46,000 and advertising and promotion increased $44,000 for the comparable six-month periods. The decrease in salaries and benefits was due to decreases in the recognition and retention plan (RRP) cost and in compensation costs. The decrease in the RRP cost was due to the accelerated vesting that took place during the six months ended June 30, 2004 due to the death of an officer. The decrease in compensation expense was primarily due to a reduction in the number of full time equivalent employees to 66 at June 30, 2005 from 69 at June 30, 2004. Occupancy costs increased during the six months ended June 30, 2005 when compared to the same period in 2004 due to an increase in real estate taxes incurred. The increase in advertising and promotion costs occurred due to various deposit program specials offered during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

NEW ACCOUNTING PRONOUNCEMENTS

Effect of Newly Issued But Not Yet Effective Accounting  Standards:  In April of
------------------------------------------------------------------
2005 the Securities and Exchange Commission has postponed the effectiveness of FASB 123R Share-Based Payments until the fiscal year starting after June 15, 2005. For the Company this standard will be effective in the first quarter of 2006 and will require the expensing of stock options. The future impact of adopting of this standard cannot be predicted and is based on the future granting of options and the values of these options.

LIQUIDITY

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Bank invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At June 30, 2005, cash and cash equivalents totaled $12.9 million. At June 30, 2005, the Bank had commitments to fund loans of $11.3 million, available lines of credit of $14.4 million, and standby letters of credit of $80,000. At June 30, 2005, certificates of deposit represented 59.0% of total deposits. The Bank expects to retain these deposit accounts. In addition, the Bank has borrowing capacity for an additional $39.1 million from the FHLB without providing additional collateral. The Bank considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of June 30, 2005:

                                      ACTUAL                   REQUIRED                    EXCESS
                                      ------                   --------                    ------
(Dollars in thousands)                AMOUNT          %         AMOUNT           %         AMOUNT          %
                                      ------        ----        ------          ---        ------        ----
Core capital
 (to adjusted total assets)         $    29,452     11.0%     $    10,697       4.0%    $    18,755       7.0%
Risk-based capital
  to (risk-weighted assets)              31,085     23.8           10,441       8.0          20,644      15.8


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

The table below sets forth as of March 31, 2005 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. The Company expects the June 30, 2005 Net Portfolio Value to be similar to the March 31, 2005 table shown below.

                                                                                        NPV as % of
  Change in                                                                       Portfolio Value of Assets
Interest Rates                        Net Portfolio Value                         -------------------------
in Basis Points                       -------------------                         NPV              Basis Point
  (Rate Shock)            Amount           $ Change           % Change           Ratio               Change
--------------            ------           --------           --------           -----               ------
                                    (Dollars in thousands)
       300                 39,818            (8,365)              -17%           15.03%              -204bp
       200                 42,858            (5,325)              -11%           15.82%              -125bp
       100                 45,734            (2,449)               -5%           16.53%              -54bp
    Static                 48,183                                                17.07%
      -100                 49,325             1,142                 2%           17.20%                13bp
      -200                 48,200                17                --            16.66%               -41bp
      -300                                                         --              --


The table above indicates that at March 31, 2005, in the event of a 200 basis point increase in interest rates, we would experience an 11% decrease in net portfolio value. A 200 basis point decrease in interest rate would result in an insignificant change in net portfolio value. All model outputs associated with the -300 basis point scenarios are not applicable because of the low prevailing interest rate environment.

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

Issuer purchases of equity securities during the prior three months:

                                                                                                  Maximum
                                                                         Total number            number of
                                                                           of shares          shares that may
                                                                           purchased           be purchased
                                      Total             Average         under publicly           under the
                                  number shares       price paid           announced            repurchase
                                    purchased          per share             plan                  plan
                                    ---------          ---------             ----                  ----

April 1 - April 30                     6,000          $    24.00            112,954               217,000
May 1 - May 31                        36,736               23.98            149,690               217,000
June 1 - June 30                      25,238               23.83            174,928               217,000


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

      At the Company's Annual meeting of Stockholders held on May 18, 2005, stockholders voted on the election of directors and the ratification of auditors. The number of shares outstanding and entitled to vote was 2,244,128, and the number of shares present at the meeting in person or by proxy was 1,950,760.

      1.    The vote with respect to the Election of Directors was as follows:

                                     For                   Withheld
                                     ---                   --------

            Roger Aurelio         1,945,413                  5,347

      2. Ratification of appointment of Crowe Chizek and Company LLC as auditors

                           For              Against           Abstain
                           ---              -------           -------
                          1,938,280         5,620             6,860

ITEM 5.  OTHER INFORMATION.

      None

ITEM 6.  EXHIBITS.

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


                               AJS BANCORP, INC.

Date:  August 10, 2005         /s/ Thomas R. Butkus
                               ------------------------------------------------
                               Thomas R. Butkus
                               Chief Executive Officer and Chairman of the Board


Date:  August 10, 2005         /s/ Lyn G. Rupich
                               ------------------------------------------------
                               Lyn G. Rupich
                               President and Chief Operating Officer

Date:  August 10, 2005         /s/ Pamela N. Favero
                               --------------------
                               Chief Financial Officer