Form 10-Q
period 2005-09-30
AJS BANCORP INC
filed 2005-11-10
CIK 1144515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005
                        Commission file number 000-33405

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

As of October 27, 2005 the Registrant had outstanding 2,153,029 shares of common stock.



                                                 AJS BANCORP, INC.

                                            Form 10-Q Quarterly Report

                                                       Index

                                                                                                            Page
                                                                                                            ----
PART I - Financial Information

     Item 1.    Financial Statements                                                                          1
     Item 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                       7
     Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                   12
     Item 4.    Controls and Procedures                                                                      14

PART II - Other Information

     Item 1.    Legal Proceedings                                                                            14
     Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities             14
     Item 3.    Defaults Upon Senior Securities                                                              14
     Item 4.    Submission of Matters to a Vote of Securities Holders                                        15
     Item 5.    Other Information                                                                            15
     Item 6.    Exhibits                                                                                     15

SIGNATURES                                                                                                   16


ITEM 1.  FINANCIAL STATEMENTS

AJS Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands of dollars)
(unaudited)


                                                                             September 30,    December 31,
                                                                                 2005             2004
                                                                                 ----             ----
ASSETS
Cash and cash equivalents
     Cash and due from banks (interest-earning: 2005 -
     $7,618; 2004 - $10,751)                                                $      11,963    $      13,717
     Federal funds sold                                                               620            3,314
                                                                            -------------    -------------

         Total cash and cash equivalents                                           12,583           17,031

Certificates of Deposit                                                             8,984            9,783
Securities available-for-sale                                                      73,416           61,483
Securities held-to-maturity                                                           303              132
Loans, net                                                                        154,127          163,291
Federal Home Loan Bank stock, at cost                                               5,356           12,459
Premises and equipment                                                              4,590            4,760
Accrued interest receivable                                                         1,037              969
Other assets                                                                        1,377              961
                                                                            -------------    -------------

     Total assets                                                           $     261,773    $     270,869
                                                                            =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

     Deposits                                                               $     192,764    $     198,056
     Federal Home Loan Bank advances                                               33,250           36,250
     Advance payments by borrowers for taxes and insurance                          2,515            1,795
     Accrued interest payable and other liabilities                                 4,671            4,238
                                                                            -------------    -------------
         Total liabilities                                                        233,200          240,339

Stockholders' equity

     Preferred stock, $.01 par value, 20,000,000 shares authorized,
       none issued                                                                     --               --
     Common stock, $.01 par value, 50,000,000 shares authorized;
      2,444,521 shares issued at September 30, 2005 and December 31, 2004              24               24
     Treasury stock (283,082 shares at September 30, 2005;
     177,464 shares at December 31, 2004)                                          (6,616)          (4,075)
     Additional paid in capital                                                    10,834           10,830
     Unearned ESOP shares                                                             (47)            (189)
     Unearned stock awards                                                           (534)            (682)
     Retained earnings                                                             25,790           24,837
     Accumulated other comprehensive income (loss)                                   (878)            (215)
                                                                            -------------    -------------
         Total stockholders' equity                                                28,573           30,530
                                                                            -------------    -------------

              Total liabilities and stockholders' equity                    $     261,773    $     270,869
                                                                            =============    =============

                                See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

                                                         For the Three Months         For the Nine Months
                                                         Ended September 30,          Ended September 30,
                                                         -------------------          -------------------
                                                          2005          2004           2005           2004
                                                          ----          ----           ----           ----
Interest and dividend income
    Loans                                             $     2,266    $     2,362    $     6,891    $     7,057
    Securities                                                721            601          1,973          1,629
    Interest-earning deposits and other                       246            256            831            707
    Federal funds sold                                          4             17             37             43
                                                      -----------    -----------    -----------    -----------
       Total interest income                                3,237          3,236          9,732          9,436

Interest expense

    Deposits                                                1,174          1,036          3,379          2,979
    Federal Home Loan Bank
      advances and other                                      346            322          1,075            767
                                                      -----------    -----------    -----------    -----------
       Total interest expense                               1,520          1,358          4,454          3,746
                                                      -----------    -----------    -----------    -----------

Net interest income                                         1,717          1,878          5,278          5,690
Provision for loan losses                                     (37)           (57)          (129)           (72)
                                                      -----------    -----------    -----------    -----------

Net interest income after provision for loan losses         1,754          1,935          5,407          5,762

Noninterest income

    Service fees                                              121            164            384            382
    Insurance commissions                                      38             70            144            159
    Gain on sale of loans                                      10             --             19             --
    Other                                                      59             66            159            141
                                                      -----------    -----------    -----------    -----------
       Total noninterest income                               228            300            706            682

Noninterest expense

    Compensation and employee benefits                        862            919          2,606          2,739
    Occupancy expense                                         211            206            627            576
    Data processing expense                                    95             89            294            284
    Advertising and promotion                                  94             85            317            263
    Other                                                     232            227            747            757
                                                      -----------    -----------    -----------    -----------
       Total noninterest expense                            1,494          1,526          4,591          4,619
                                                      -----------    -----------    -----------    -----------

Income before income taxes                                    488            709          1,522          1,825

Income taxes                                                  235            267            569            676
                                                      -----------    -----------    -----------    -----------

Net income                                            $       253    $       442    $       953    $     1,149
                                                      ===========    ===========    ===========    ===========

Earnings per share

    Basic                                             $       .12    $       .20    $       .44    $       .51
    Diluted                                                   .12            .20            .43            .50
    Weighted average shares - Diluted                   2,256,226      2,229,145      2,196,688      2,293,273

Comprehensive income (loss)                           $      (233)   $       736    $       290    $       847
                                                      ===========    ===========    ===========    ===========

                               See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)


                                                                           Nine Months Ended
                                                                              September 30,
                                                                            2005        2004
                                                                            ----        ----

Cash flows from operating activities
    Net income                                                            $    953    $  1,149
    Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation                                                            225         235
       Provision for loan losses                                              (129)        (72)
       Premium amortization, net                                                66          73
       Stock award compensation expense                                        148         192
       ESOP compensation expense                                               393         370
       Federal Home Loan Bank stock dividends                                 (397)       (633)
       Gain on sale of loans held for sale                                     (19)         --
       Gain on sale of disposal of equipment                                   (12)         --
       Changes in
          Accrued interest receivable and other assets                         (75)        297
          Accrued interest payable and other liabilities                       194         167
                                                                          --------    --------
              Net cash from operating activities                             1,347       1,778

Cash flows from investing activities
    Securities available-for-sale
       Purchases                                                           (23,688)    (29,978)
       Maturities and principal payments                                    10,608      11,548
    Securities held-to-maturity
       Purchases                                                              (200)         --
       Maturities and principal payments                                        29          32
    Purchase of Certificates of Deposit                                     (1,195)     (7,388)
    Maturities of Certificates of Deposit                                    1,995          --
    Loan originations, net                                                   9,311      (3,126)
    Proceeds from sale of other real estate                                     --          21
    Purchase of equipment                                                      (42)       (170)
    Sale of Federal Home Loan Bank stock                                     7,500          --
                                                                          --------    --------
       Net cash from investing activities                                    4,318     (29,061)

Cash from financing activities

    Net change in deposits                                                  (5,292)     18,128
    Net change in Federal Home Loan Bank advances                           (3,000)     16,850
    Purchase of treasury stock                                              (2,661)     (2,989)
    Issuance of Treasury stock due to exercise of options                      120          --
    Net change in advance payments by borrowers for taxes and insurance        720         840
                                                                          --------    --------
       Net cash from financing activities                                  (10,113)     32,829
                                                                          --------    --------

Net change in cash and cash equivalents                                     (4,448)      5,546

Cash and cash equivalents at beginning of period                            17,031      19,801
                                                                          --------    --------

Cash and cash equivalents at end of period                                $ 12,583    $ 25,347
                                                                          ========    ========

                            See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Nine months ended September 30, 2005
(in thousand of dollars)
(unaudited)


                                                                                                              Accumulated
                                                                                                              Other Compre-  Total
                                                        Additional                        Unearned   Unearned    hensive    Stock-
                                               Common    Paid-in    Treasury     Stock      ESOP     Retained    Income    holders'
                                                Stock    Capital      Stock      Awards    Shares    Earnings    (Loss)     Equity
                                                -----    -------      -----      ------    ------    --------    ------     ------
Balance at December 31, 2003                  $     24   $ 10,972   $ (1,075)  $   (924)  $   (377)  $ 23,257   $    228   $ 32,105
Purchase of 125,364 shares of treasury stock        --         --     (2,989)        --         --         --         --     (2,989)
ESOP shares earned                                  --        229         --         --        141         --         --        370
Stock awards earned                                 --         --         --        192         --         --         --        192
ESOP put option                                     --       (335)        --         --         --         --         --       (335)
Comprehensive income
   Net income                                       --         --         --         --         --      1,149         --      1,149
   Change in unrealized gain on securities          --
     available for sale, net of taxes               --         --         --         --         --         --       (302)      (302)
                                                                                                                           --------
      Total comprehensive income                                                                                                847
                                              --------   --------   --------   --------   --------   --------   --------   --------

Balance at September 30, 2004                 $     24   $ 10,866   $ (4,064)  $   (732)  $   (236)  $ 24,406   $    (74)  $ 30,190
                                              ========   ========   ========   ========   ========   ========   ========   ========
                                                                                                              Accumulated
                                                                                                              Other Compre-  Total
                                                        Additional                        Unearned   Unearned    hensive    Stock-
                                               Common    Paid-in    Treasury     Stock      ESOP     Retained    Income    holders'
                                                Stock    Capital      Stock      Awards    Shares    Earnings    (Loss)     Equity
                                                -----    -------      -----      ------    ------    --------    ------     ------
Balance at December 31, 2004                  $     24   $ 10,830   $ (4,075)  $   (682)  $   (189)  $ 24,837   $   (215)  $ 30,530
Purchase of 111,218 shares of treasury stock        --         --     (2,661)        --         --         --         --     (2,661)
Stock options exercised from issuance of 6,000
shares of treasury stock                                                 120                                                    120
ESOP shares earned                                  --        243         --         --        142         --         --        385
Stock awards earned                                 --         --         --        148         --         --         --        148
ESOP put option                                     --       (239)        --         --         --         --         --       (239)
Comprehensive income

   Net income                                       --         --         --         --         --        953         --        953
   Change in unrealized gain on securities
     Available-for-sale, net of taxes               --         --         --         --         --         --       (663)      (663)
                                                                                                                           --------
      Total comprehensive income                                                                                                290
                                              --------   --------   --------   --------   --------   --------   --------   --------

Balance at September 30, 2005                 $     24   $ 10,834   $ (6,616)  $   (534)  $    (47)  $ 25,790   $   (878)  $ 28,573
                                              ========   ========   ========   ========   ========   ========   ========   ========

                                          See notes to consolidated financial statements.

                                AJS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

Note 2 - Earnings Per Share

Basic earnings per share for the three and nine months ended September 30, 2005 and 2004 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards. Computations for basic and diluted earnings per share are provided below.

                                         For the Three Months       For the Nine Months
                                         Ended September 30,        Ended September 30,
                                         -------------------        -------------------
                                          2005          2004         2005          2004
                                          ----          ----         ----          ----
                                       (Dollars in thousands,     (Dollars in thousands,
                                        except per share data)     except per share data)
Basic

    Net income                        $        253   $      442   $      953   $    1,149
                                      ============   ==========   ==========   ==========
    Weighted average common shares
      outstanding                            2,131        2,202        2,170        2,262
                                      ============   ==========   ==========   ==========

    Basic earnings per common share   $        .12   $      .20   $      .44   $      .51
                                      ============   ==========   ==========   ==========


                                       For the Three Months    For the Nine Months
                                       Ended September 30,     Ended September 30,
                                       -------------------     -------------------
                                         2005        2004       2005         2004
                                         ----        ----       ----         ----
                                     (Dollars in thousands,  (Dollars in thousands,
                                      except per share data)  except per share data)
Diluted
  Net income                          $     253   $     442   $     953   $   1,149
                                      =========   =========   =========   =========
  Weighted average common shares
    outstanding                           2,131       2,202       2,170       2,262
  Dilutive effect of stock options           21          22          22          25
  Dilutive effect of stock awards             4           5           4           6
                                      =========   =========   =========   =========

  Diluted average common shares           2,156       2,229       2,196       2,293
                                      =========   =========   =========   =========

  Diluted earnings per common share   $     .12   $     .20   $     .43   $     .50
                                      =========   =========   =========   =========

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

A summary of the status of the Company's stock option plan and changes during the nine months ended September 30, 2005 and 2004 is presented below:


                                                    For the Nine Months
                                                    Ended September 30,
                                     -----------------------------------------------
                                              2005                     2004
                                              ----                     ----
                                                   Weighted-                Weighted-
                                                   Average                  Average
                                                   Exercise                 Exercise
                                       Shares       Price       Shares       Price
                                       ------       -----       ------       -----
Outstanding at beginning of period     112,685    $   18.75     114,685    $   18.75
Granted                                     --           --          --           --
Exercised                               (6,000)       18.75          --           --
Forfeited                               (1,000)       18.75      (2,000)       18.75
                                     ---------    ---------   ---------    ---------

Outstanding at end of period           105,685    $   18.75     112,685    $   18.75
                                     =========    =========   =========    =========

                                                                 2005         2004
                                                                 ----         ----
Options exercisable at end of period                              42,274       27,337
Weighted-average fair value of options granted during period  $       --   $       --
Average remaining option term                                  7.6 years    8.6 years


The Company applies  Accounting  Principles Board ("APB") Opinion 25 and related
Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized at the date of grant. Had compensation cost been determined based on the fair value at the grant dates for awards under the plan consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share for the three and nine months ended September 30, 2005 and September 30, 2004 would have been reduced to the pro forma amounts in the table below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.


                                  For the Three Months     For the Nine Months
                                   Ended September 30,     Ended September 30,
                                   -------------------     -------------------
                                    2005        2004        2005        2004
                                    ----        ----        ----        ----
                                 (in thousands, except    (in thousands, except
                                     per share data)          per share data)
Net income as reported           $     253   $     442   $     953   $   1,149
Pro forma net income                   247         436         935       1,132
Earnings per share as reported
    Basic                              .12         .20         .44         .51
    Diluted                            .12         .20         .43         .50
Pro forma earnings per share
    Basic                              .12         .20         .43         .50
    Diluted                            .11         .20         .43         .49


Pursuant to its 2003 stock-based incentive plan, the Company awarded 58,971 shares of restricted stock in May 2003. These shares vest over a five-year period. The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders' equity. Compensation expense for restricted stock awards totaled $148,000 and $192,000 for the nine months ended September 30, 2005 and 2004, respectively.

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

The following discussion compares the financial condition of the Company at September 30, 2005 to its financial condition at December 31, 2004 and the results of operations for the three- and nine-month periods ended September 30, 2005 to the same periods in 2004. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at September 30, 2005 were $261.8 million compared to $270.9 million at December 31, 2004, a decrease of $9.1 million, or 3.4%. The decrease in total assets primarily reflects decreases in cash and cash equivalents, loans receivable, and Federal Home Loan Bank (FHLB) stock, partially offset by an increase in securities. Loans receivable decreased $9.2 million to $154.1 million at September 30, 2005 from $163.3 million at December 31, 2004. The decrease in loans reflects shrinkage in the single-family and home equity type lending, offset by an increase in the commercial construction loan category. The shrinkage in loans affected the fixed-rate loans. The Company attributes the reduction in single-family loan origination to its conservative underwriting standards in the face of more liberal underwriting standards currently prevalent in the market. The Company feels its conservative underwriting standards will result in fewer non-performing loans in the future. FHLB stock decreased $7.1 million or 57.0% to $8.4 million at September 30, 2005 from $12.5 million at December 31, 2004. The Company decreased its investment in FHLB stock due to uncertainty regarding the payment and level of the FHLB dividend. There was no gain or loss on the sale of the FHLB stock. Securities increased $12.1 million, or 19.6%, to $73.7 million at September 30, 2005 from $61.6 million at December 31, 2004. The increase reflects purchases of fixed-rate government-backed notes and bonds, an additional investment in the adjustable-rate mortgage fund, and mortgage-backed securities. These investments provided slightly higher yields than overnight federal fund investments, without locking into longer-term investments.

The Company had non-performing assets of $506,000 and $983,000 at September 30, 2005 and December 31, 2004, respectively. The allowance for loan losses was $1.7 million at September 30, 2005 and $1.8 million at December 31, 2004. This represents a ratio of allowance for loan losses to gross loans receivable of 1.09% at September 30, 2005 and 1.12% at December 31, 2004. The allowance for loan losses to non-performing loans was 335.5% at September 30, 2005 compared to 187.89% at December 31, 2004.

Total liabilities at September 30, 2005 were $233.2 million compared to $240.3 million at December 31, 2004, a decrease of $7.1 million, reflecting decreases in deposits and FHLB advances, partially offset by increases in advance payments by borrowers for taxes and insurance and accrued expenses and other liabilities. Total deposits decreased $5.3 million, or 2.7%, to $192.8 million at September 30, 2005 from $198.1 million at December 31, 2004. FHLB advances decreased to $33.3 million at September 30, 2005 from $36.3 million at December 31, 2004. The decrease in fixed rate borrowings reflects maturing borrowings. Advance payments by borrowers for taxes and insurance increased $720,000 to $2.5 million at September 30, 2005 from $1.8 million at December 31, 2004. This increase was the result of normal timing differences associated with the payments for county real estate taxes. Accrued expenses and other liabilities increased $433,000 to $4.7 million at September 30, 2005 from $4.2 million at December 31, 2004. The increase was primarily due to a $239,000 increase in the ESOP put option, an $84,000 increase in the accrued real estate taxes on the office buildings, and an $80,000 increase in accrued employee bonuses. Increases in accrued real estate taxes on the office buildings and the increase in accrued employee bonuses are due to normal timing differences in the accrual cycle that occur when comparing year-end accrual amounts to September accrual amounts.

Total stockholders' equity decreased to $28.6 million a decrease of $1.9 million at September 30, 2005 from $30.5 million at December 31, 2004. The decrease in stockholders' equity during the past nine months was primarily due to the repurchase of 111,218 shares of the Company's stock at an average price of $23.93 per share, combined with an increase of $663,000 in other comprehensive loss. This decrease was offset by net income of $953,000. Repurchased shares are not considered outstanding and are not included when calculating earnings per share or book value information. Other comprehensive loss increased due to a decrease in the market value of securities available for sale.

The Company's Board of Directors announced that it has declared an initial quarterly dividend of $0.10 cents per share. The dividend is payable on November 25, 2005, to stockholders of record on November 10, 2005. Subject to Office of Thrift Supervision approval, AJS Bancorp, MHC (the "MHC") intends to waive 80% of this recent dividend declaration. At September 30, 2005, the Company held cash totaling $12.6 million. At September 30, 2005 the Bank's tier 1 capital as well as its tangible capital ratio was 11.3%, and its risk-based capital ratio was 24.6%.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

Net income decreased $189,000 to $253,000 for the quarter ended September 30, 2005 compared to the same period in 2004. The return on average assets decreased to .38% for the quarter ended September 30, 2005 from .66% for the same period in 2004. The decrease was primarily due to a decrease in net interest income, offset in part by a decrease in the non-interest expense. Total interest income remained constant at $3.2 million for each of the quarters ended September 30, 2005 and 2004. Interest income was affected by a $120,000 increase in income earned on securities, offset by $96,000 reduction in income earned on loans. Interest income on securities increased to $721,000 or 20.0% for the quarter ended September 30, 2005 compared to $601,000 for the same period in 2004. The increase was due to an increase in the average outstanding balance for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. The average securities balance for the quarter ended September 30, 2005 was $76.1 million with a yield of 3.8% compared to an average securities balance of $60.7 million with a yield of 4.0% for the same period in 2004. Income earned on loans declined $96,000 or 4.1% to $2.3 million for the quarter ended
September 30, 2005 compared to $2.4 million for the same period in 2004. This decrease was due to lower average balances held during the 2005 quarter when compared to the 2004 quarter. Average interest earning assets were $254.0 million and $255.0 million during the comparative 2005 and 2004 quarters while the average yield was 5.08% for both comparative periods.

Total interest expense increased by $162,000 or 11.9% to $1.5 million for the quarter ended September 30, 2005 from $1.4 million for the same quarter in 2004. This was due to an increase in interest expense on deposits of $138,000 or 13.3% to $1.2 million for the quarter ended September 30, 2005 from $1.0 million for the same quarter in 2004, and an increase in interest expense on FHLB advances of $24,000 or 7.5% to $346,000 from $322,000 for the same quarter in 2004. The increase in the cost of our deposits was primarily due to increases in short-term market interest rates. The increase in the interest expense on FHLB advances is due to higher average FHLB advances balances as well as higher interest rates on the borrowings during the quarter ended September 30, 2005 when compared to the same quarter in 2004. The average cost of deposits at September 30, 2005 was 2.43% as compared to 2.08% at September 30, 2004. The average cost on interest-bearing liabilities increased to 2.68% for the three months ended September 30, 2005 from 2.35% for the same period ended 2004. The increase in the cost of interest-bearing liabilities reflects the increasing level of short-term interest rates over the past year.

Our net interest rate spread decreased 32 basis points to 2.40% for the quarter ended September 30, 2005 from 2.72% for the same period in 2004, while our net interest margin decreased 25 basis points to 2.70% for the quarter ended September 30, 2005 from 2.95% for the same period in September 30, 2004. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 112.51% for the three months ended September 30, 2005 from 110.48% for the same period in 2004.

There was a negative provision for loan losses of $37,000 for the three months ended September 30, 2005 compared to a negative provision of $57,000 for the three months ended September 30, 2004. There were no recoveries during the three months ended September 30, 2005, and $57,000 in recoveries during the three months ended September 30, 2004. Any loan provisions made are to maintain the allowance to reflect management's estimates of losses inherent in our loan portfolio. Management's evaluation of the losses inherent in our loan portfolio reflected a decrease risk of losses in the loan portfolio, which required a reduction of the provision of loan losses for the three months ended September 30, 2005. The decreased risk is reflected in the reduction of the non-performing assets. At this time, management felt no additional provisions were necessary. Should any unforeseen risks present themselves however, management may need to increase this provision in the future. At September 30, 2005 the allowance for loan losses was $1.7 million compared to $1.8 million at December 31, 2004, or 1.09% of total loans at September 30, 2005 compared to 1.12% of total loans at December 31, 2004. Non-performing assets as a percentage of total assets was ..19% at September 30, 2005 and .36% at December 31, 2004. The allowance for loan losses to non-performing loans was 335.50% and 187.89% at September 30, 2005 and December 31, 2004, respectively.

Non-interest income decreased $72,000 to $228,000 for the quarter ended September 30, 2005 from $300,000 for the comparable quarter in 2004. This decrease in non-interest income was primarily the result of a $32,000 decrease in insurance commissions and a $43,000 decrease in service fee income, offset by a $10,000 increase in gain on the sale of loans. The decrease in insurance commissions reflects lower sales of variable- and fixed-rate annuities. The decrease in service fee income is primarily due to a reduction in prepayment penalties collected for the comparable quarter and late charges collected on loan accounts. Prepayment penalties are usually received when a commercial loan pays off within the first three years following origination, and the decision to prepay the loan is usually the customer's choice. Therefore, the income from prepayment penalties is uncertain and is based on business decisions by our commercial loan customers. Late fee charges have decreased reflecting fewer delinquent loans. Gain on the sale of loans increased as the Company sold thirty-year fixed-rate mortgage loans into the secondary market. The Company intends to continue to sell longer-term fixed-rate mortgage loans into the secondary market on a servicing retained basis.

Non-interest expense decreased by $32,000 to $1.5 million at September 30, 2005 when compared to expense for the comparable quarter in 2004. Salaries and benefits decreased $57,000, partially offset by advertising and promotion costs, which increased $9,000. The decrease in salaries and employee benefits was primarily due to a reduction in the number of full time equivalent employees to 64 at September 30, 2005 from 70 at September 30, 2004. The increase in advertising and promotion costs occurred due to various deposit program specials offered during the quarter ended September 30, 2005.

Our federal and state taxes decreased $32,000 to $235,000 for the quarter ended September 30, 2005 from $267,000 in the same period of 2004. This is primarily the result of lower pre-tax income, offset by an upward revision to the tax accrual estimate during the quarter ended September 30, 2005 as compared to the same quarter in 2004. The Company increased its tax accrual based on revisions to certain estimated deferred and permanent tax items from what had been estimated in previous 2005 quarters.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

Net income decreased by $196,000 to $953,000 for the nine months ended September 30, 2005 compared to the same period in 2004. The return on average assets decreased to .48% for the nine months ended September 30, 2005 from .60% for the comparable period in 2004. The decrease in net income resulted from a decrease in net interest income offset by an increase in non-interest income and a decrease in non-interest expense.

Net interest income was $5.3 million for the nine months ended September 30, 2005 compared to $5.7 million for the same period in 2004. The decrease in net interest income was primarily due to the increased cost of average interest-bearing liabilities, the decrease yield on interest-earning assets and the resulting decrease in the net interest rate spread. The net interest rate spread decreased to 2.45% for the nine months ended September 30, 2005 from 2.85% for the comparable period ended September 30, 2004, while the net interest margin decreased to 2.73% for the nine months ended September 30, 2005 from 3.10% for the nine months ended September 30, 2004. The decrease in the net interest rate spread and net interest margin was primarily due to the increase in the cost of interest-bearing liabilities as short term interest rates increased. The average cost of interest-bearing liabilities increased to 2.59% for the nine months ended September 30, 2005 from 2.29% for the same period in 2004, while the average yield on interest-earning assets decreased to 5.04% for the nine months ended September 30, 2005 from 5.14% for the same period ended 2004.

There was a negative provision for loan losses of $129,000 for the nine months ended September 30, 2005 compared to a $72,000 negative loan loss provision for the nine months ended September 30, 2004. There was $72,000 in loan loss recoveries during the nine months ended September 30, 2004. Any loan loss provisions made are to maintain the allowance to reflect management's estimate of losses inherent in our loan portfolio. Management concluded that no additional provisions were necessary during the nine months ended September 30, 2005 or 2004. Management's evaluation of the losses inherent in our loan portfolio reflected a decrease risk of loss in the loan portfolio, which required a reduction of the provision of loan losses for the nine months ended September 30, 2005 and September 30, 2004. Should any unforeseen risks present themselves however, management may need to make a provision for loan losses in the future.

Non-interest income increased to $706,000 for the nine months ended September 30, 2005 from $682,000 for the comparable period in 2004. The $24,000 increase was the result of a $19,000 increase in gain on the sale of loans and an $18,000 increase in other non-interest income, offset by $15,000 decrease in insurance commission income for the nine months ended September 30, 2005. Gain on the sale of loans increased as the Company sold thirty-year fixed-rate mortgage loans into the secondary market. The Company intends to continue to sell longer-term fixed-rate mortgage loans into the secondary market, but intends to retain the servicing on these loans. The increase in other non-interest income is primarily due to an increase in rental income and an increase in the profit on the sale of fixed assets. The Company had an increase in rental income due to the lease of a previously vacant office rental unit located in one of our branch offices. The increase in the profit on the sale of fixed assets was due to the Company selling an automobile it owned. The decrease in insurance commissions reflects lower sales of variable- and fixed-rate annuities.

Non-interest expense remained relatively stable at $4.6 million for the both the nine-month periods ended September 30, 2005 and 2004. Salaries and benefits decreased $133,000 while advertising and promotion costs increased $54,000 for the comparable nine-month periods. The decrease in salaries and benefits was due to decreases in the recognition and retention plan (RRP) cost and in compensation costs. The decrease in the RRP cost was due to the accelerated vesting that took place during the nine months ended September 30, 2004 due to the death of an officer. The decrease in compensation expense was primarily due to a reduction in the number of full time equivalent employees to 64 at September 30, 2005 from 70 at September 30, 2004. The increase in advertising and promotion costs occurred due to various deposit program specials offered during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

NEW ACCOUNTING PRONOUNCEMENTS

Effect of Newly Issued But Not Yet Effective Accounting  Standards:  In April of
------------------------------------------------------------------
2005 the Securities and Exchange Commission has postponed the effectiveness of FASB 123R Share-Based Payments until the fiscal year starting after June 15, 2005. For the Company this standard will be effective in the first quarter of 2006 and will require the expensing of stock options. The future impact of adopting of this standard cannot be predicted because it is based on the future granting of options and the values of these options. However, note three to the interim financial statements reflect pro-forma net income had stock compensation expense of $6,000 and $18,000 been recorded for the three- and nine-months ended September 30, 2005 and 2004.

LIQUIDITY

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Bank invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At September 30, 2005, cash and cash equivalents totaled $12.6 million. At September 30, 2005, the Bank had commitments to fund loans of $3.7 million, available lines of credit of $14.9 million, and standby letters of credit of $80,000. At September 30, 2005, certificates of deposit represented 58.0% of total deposits. The Bank expects to retain these deposit accounts. In addition, the Bank has borrowing capacity for an additional $44.7 million from the FHLB without providing additional collateral. The Bank considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of September 30, 2005:

                                      ACTUAL                   REQUIRED                    EXCESS
                                      ------                   --------                    ------
(Dollars in thousands)                AMOUNT          %         AMOUNT           %         AMOUNT          %
                                      ------          -         ------           -         ------          -
Core capital
  (to adjusted total assets)        $    29,884     11.4%     $    10,526       4.0%    $    19,358       7.4%
Risk-based capital
  to (risk-weighted assets)              31,486     24.6           10,243       8.0          21,243      16.6


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

We have sought to manage our interest rate risk by more closely matching the maturities of our interest rate sensitive assets and liabilities. In particular, we offer one-, three- five- and seven-year adjustable rate mortgage loans, and three- and five-year balloon loans. In a low interest rate environment, borrowers typically prefer fixed-rate loans rather than adjustable-rate mortgages. We may sell some of our originations of fixed-rate loans into the secondary market. We do not solicit high-rate jumbo certificates of deposit or brokered funds.

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

The table below sets forth as of June 30, 2005 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. The Company expects the September 30, 2005 Net Portfolio Value to be similar to the June 30, 2005 table shown below.


                                                                               NPV as % of
  Change in                                                             Portfolio Value of Assets
Interest Rates                    Net Portfolio Value                   -------------------------
in Basis Points                  -------------------                   NPV               Basis Point
 (Rate Shock)        Amount           $ Change          % Change       Ratio               Change
--------------       ------           --------          --------       -----               ------
                               (Dollars in thousands)
       300            29,219            (9,612)              -25%      11.21%              -283bp
       200            32,666            (6,165)              -16%      12.27%              -177bp
       100            35,981            (2,850)               -7%      13.25%               -79bp
    Static            38,831                                           14.04%
      -100            40,029             1,198                 3%      14.28%                24bp
      -200            38,998               167                --       13.84%               -20bp


The table above indicates that at June 30, 2005, in the event of a 200 basis point increase in interest rates, we would experience a 16% decrease in net portfolio value. A 200 basis point decrease in interest rate would result in an insignificant change in net portfolio value. All model outputs associated with the -300 basis point decrease scenarios are not applicable because of the low prevailing interest rate environment.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's second repurchase plan was announced on May 18, 2004 and allows for the repurchase of 117,000 shares of the Company's stock, which represented approximately 5% of the Company's outstanding shares. An increase to the Company's second repurchase plan was announced on March 22, 2005 and on October 18, 2005. They allow an additional 100,000 and 50,000 shares respectively, to be added to the current stock repurchase program.

 Issuer purchases of equity securities during the prior three months:


                                                                                       Maximum
                                                                  Total number        number of
                                                                    of shares      shares that may
                                                                    purchased       be purchased
                                      Total          Average     under publicly       under the
                                  number shares    price paid       announced        repurchase
                                    purchased       per share         plan              plan
                                    ---------       ---------         ----              ----
July 1 - July 31                       1,043       $    23.35        175,971           217,000
August 1 - August 31                     309            23.50        176,280           217,000
September 1 - September 30             7,664            23.55        183,944           217,000


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

                               AJS BANCORP, INC.

Date:  November 10, 2005       /s/ Thomas R. Butkus
                               ------------------------------------------------
                               Thomas R. Butkus

                               Chief Executive Officer and Chairman of the Board

Date:  November 10, 2005       /s/ Lyn G. Rupich
                               ------------------------------------------------
                               Lyn G. Rupich

                               President and Chief Operating Officer

Date:  November 10, 2005       /s/ Pamela N. Favero
                               --------------------
                               Chief Financial Officer