Form 10-K
period 2005-12-31
AJS BANCORP INC
filed 2006-03-27
CIK 1144515

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2005

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to  ______________________

                          Commission File No. 000-33405

                                AJS Bancorp, Inc.
                                -----------------
             (Exact name of registrant as specified in its charter)

             United States                                36-4485429
   -------------------------------                   ---------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                  Identification Number)

  14757 S. Cicero Avenue, Midlothian, Illinois              60445
--------------------------------------------------     ----------------
    (Address of Principal Executive Offices)               Zip Code

                                 (708) 687- 7400
                                 ---------------
                         (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:   None

Securities Registered Pursuant to Section 12(g) of the Act:   Common Stock, par value $.01 per share
                                                              --------------------------------------
                                                                           (Title of Class)

      Indicate by check mark if the registrant is a well-known  seasoned issuer,
as defined in Rule 405 of the Securities Act. YES    NO X
                                                 ---   ---

      Indicate by check mark if the  registrant  is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. YES    NO X
                                                       ---   ---

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days. YES X  NO    .
                                      ---   ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]  Accelerated Filer [ ]  Non-Accelerated Filer [X]

      Indicate  by check mark  whether  the  Registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act). YES    NO X
                                               ---   ---

      As of March 7, 2006, there were issued and outstanding 2,140,007 shares of the Registrant's Common Stock.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2005, as reported by the Nasdaq National Market, was approximately $15.7 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for the 2006 Annual Meeting of Stockholders of the Registrant (Part III).

                                TABLE OF CONTENTS

Item 1.   Business............................................................................................1
Item 1A.  Risk factors.......................................................................................29
Item 1.B  Unresolved staff comments..........................................................................30
Item 2.   Properties.........................................................................................30
Item 3.   Legal proceedings..................................................................................30
Item 4.   Submission of matters to a vote of security holders................................................31
Item 5.   Market for registrant's common stock and related stockholder matters...............................31
Item 6.   Selected financial data............................................................................32
Item 7.   Management's discussion and analysis of financial condition and results of operations..............33
Item 7A.  Quantitative and qualitative disclosures about market risk.........................................48
Item 8.   Financial statements and supplementary data........................................................48
Item 9.   Changes in and disagreements with accountants on accounting and financial disclosure...............48
Item 9a.  Controls and procedures............................................................................48
Item 9b.  Other information..................................................................................49
Item 10.  Directors and executive officers of the registrant.................................................49
Item 11.  Executive compensation.............................................................................49
Item 12.  Security ownership of certain beneficial owners and management.....................................49
Item 13.  Certain relationships and related transactions.....................................................49
Item 14.  Principal accountant fees and services.............................................................50
Item 15.  Exhibits and financial statement schedules.........................................................50

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

General

AJS Bancorp, Inc.

      Following completion of our mutual holding company and stock offering on December 26, 2001, AJS Bancorp, Inc. became the mid-tier stock holding company for A. J. Smith Federal Savings Bank (the "Bank" or "A.J. Smith Federal"). The business of AJS Bancorp, Inc. consists of holding all of the outstanding common stock of A. J. Smith Federal Savings Bank. AJS Bancorp, Inc. is chartered under Federal law. As part of our reorganization, we issued 1,227,544 shares of common stock to our mutual holding company parent, AJS Bancorp, MHC ("MHC"), and sold 1,179,406 shares to the public. Under federal regulations, so long as AJS Bancorp, MHC exists, it will own at least 50.1% of the voting stock of AJS
Bancorp, Inc. At December 31, 2005, AJS Bancorp, Inc. had total consolidated assets of $257.9 million, total deposits of $190.4 million, and stockholders' equity of $28.3 million. Our executive offices are located at 14757 South Cicero Avenue, Midlothian, Illinois 60445, and our telephone number is (708) 687-7400.

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

Competition

      We face significant competition in both originating loans and attracting deposits. The Chicago metropolitan area has a high concentration of financial institutions, most of which are significantly larger institutions with greater financial resources than A. J. Smith Federal, and all of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-depository competitors such as mutual funds, securities and brokerage firms and insurance companies. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, continues to increase competition among financial services companies.

Lending Activities

      General. Our loan portfolio is comprised mainly of one- to four-family residential real estate loans. The majority of these loans have fixed rates of interest. In addition to one- to four-family residential real estate loans, our loan portfolio consists primarily of multi-family loans and home equity lines of credit. At December 31, 2005, our gross loans totaled $153.4 million, of which $101.3 million, or 66.0%, were secured by one- to four-family residential real estate, $38.3 million, or 25.0%, were secured by multi-family residential and commercial real estate, $13.3 million, or 8.7%, were home equity loans, and $502,000, or 0.3%, were consumer loans. Our lending area is the Chicago metropolitan area, with an emphasis on lending in the south and southwest suburbs.

      We try to reduce our interest rate risk by making our loan portfolio more interest rate sensitive. Accordingly, we offer adjustable rate mortgage loans, short-and medium-term mortgage loans, and three- and five-year balloon mortgages. In addition, we offer shorter-term consumer loans and home equity lines of credit with adjustable interest rates.

      A portion of our loan originations have consisted of loans to borrowers with impaired credit ratings, which are classified as "subprime" loans by the bank regulatory agencies. Our subprime loans are primarily secured by single-family properties located throughout the Chicago metropolitan area, and generally are first or second mortgage loans. These loans generally have higher interest rates than traditional one- to four-family loans. Subprime loans are underwritten using the same criteria as our one- to four-family loans, except that loan applications will not necessarily be rejected because of the impaired credit history of a borrower or higher debt to income ratios than are permitted under Fannie Mae and Freddie Mac underwriting guidelines. At December 31, 2005, $7.8 million, or 5.0% of our loan portfolio, consisted of subprime loans based upon Office of Thrift Supervision criteria.

      Loan Portfolio Composition. The following table shows the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and allowances for losses) as of the dates indicated.

                                                                             At December 31,
                                         --------------------------------------------------------------------------------------
                                                     2005                         2004                         2003
                                         ---------------------------   --------------------------    --------------------------
                                           Amount          Percent       Amount         Percent        Amount         Percent
                                         -----------     -----------   -----------    -----------    -----------    -----------
                                                                         (Dollars in thousands)
Real estate loans:
------------------
 One- to four-family (1) .............   $   101,325           66.03%  $   115,598          70.02%   $   120,810          76.64%
 Multi-family and commercial .........        38,317           24.97        32,713          19.82         24,066          15.27
                                         -----------     -----------   -----------    -----------    -----------    -----------
     Total real estate loans .........       139,642                       148,311                       144,876          91.91

Other Loans:
------------
 Consumer loans ......................           502             .33           649           0.39            696           0.44
 Home equity .........................        13,279            8.67        16,126           9.77         12,056           7.65
                                         -----------     -----------   -----------    -----------    -----------    -----------
       Total loans ...................       153,423          100.00%      165,086         100.00%       157,628         100.00%
                                                         ===========                  ===========                   ===========

Less:
-----
 Allowance for loan losses ...........        (1,701)                       (1,847)                       (1,962)
 Deferred loan (fees) costs ..........            56                            69                           (16)
 Deferred gain on real estate contract           (10)                          (17)                          (22)
                                         -----------                   -----------                   -----------
 Total loans receivable, net .........   $   151,768                   $   163,291                   $   155,628
                                         ===========                   ===========                   ===========

                                                             At December 31,
                                         --------------------------------------------------------
                                                    2002                          2001
                                         --------------------------    --------------------------
                                           Amount         Percent        Amount         Percent
                                         -----------    -----------    -----------    -----------
                                                         (Dollars in thousands)
Real estate loans:
 One- to four-family (1) .............   $   115,880          83.84%   $   115,344          88.01%
 Multi-family and commercial .........        13,187           9.54          9,281           7.08
                                         -----------    -----------    -----------    -----------
     Total real estate loans .........       129,067          93.38        124,625          95.09

Other Loans:
 Consumer loans ......................           782           0.56            765           0.59
 Home equity .........................         8,374           6.06          5,667           4.32
                                         -----------    -----------    -----------    -----------
       Total loans ...................       138,223         100.00%       131,057         100.00%
                                                        ===========                   ===========

Less:
 Allowance for loan losses ...........        (2,082)                       (2,508)
 Deferred loan (fees) costs ..........            24                            (5)
 Deferred gain on real estate contract           (31)                          (39)
                                         -----------                   -----------
 Total loans receivable, net .........   $   136,134                   $   128,505
                                         ===========                   ===========

---------------------
(1) Subprime real estate loans totaled $7.8 million, $12.5 million, $18.3 million, $31.2 million and $47.1 million at December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

      Maturity of Loan Portfolio. The following table sets forth certain information regarding the dollar amounts maturing and the interest rate sensitivity of our loan portfolio at December 31, 2005. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                    Multi-Family
                             One- to Four-Family    and Commercial          Consumer           Home Equity              Total
                             -------------------  ------------------   ------------------   ------------------   ------------------
                                        Weighted            Weighted             Weighted            Weighted              Weighted
                                        Average              Average             Average              Average               Average
                               Amount     Rate      Amount    Rate      Amount     Rate      Amount     Rate      Amount     Rate
                             --------  --------   --------  --------   --------  --------   --------  --------   --------  --------
                                                                     (Dollars in thousands)
1 year or less ............  $  2,311      7.38%  $  1,752      6.26%  $    232      5.33%  $    599      7.22%  $  4,894      6.86%
Greater than 1 to 3 years .     3,846      6.07     17,848      6.35        177      5.59      5,464      6.88     27,335      6.41
Greater than 3 to 5 years .     6,083      6.40     14,813      6.36         93      6.25      7,216      6.85     28,205      6.49
Greater than 5 to 10 years     17,640      5.81      3,183      6.95         --        --         --        --     20,823      5.98
Greater than 10 to 20 years    29,465      5.48        721      6.09         --        --         --        --     30,186      5.49
More than 20 years ........    41,980      5.14         --                   --        --         --        --     41,980      5.14
                             --------             --------             --------             --------             --------

Total .....................  $101,325             $ 38,317             $    502             $ 13,279             $153,423
                             ========             ========             ========             ========             ========

      The total amount of loans due after December 31, 2006 which have predetermined interest rates is $106.1 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $42.4 million.

      One- to four-family Residential Real Estate Loans. Our primary lending activity consists of originating one- to four-family, owner-occupied, first and second residential mortgage loans, virtually all of which are secured by properties located in our market area. At December 31, 2005, these loans totaled $101.3 million, or 66.0% of our total loan portfolio.

      We currently offer one- to four-family residential real estate loans with terms up to 40 years, although we emphasize the origination of one- to four-family residential loans with terms of 15 years or less. We offer our one- to four-family residential loans with adjustable or fixed interest rates. At December 31, 2005, $77.1 million, or 76.1% of our one- to four-family residential real estate loans had fixed rates of interest, and $24.2 million, or 23.9% of our one- to four-family residential real estate loans, had adjustable rates of interest. Our fixed rate loans include loans that generally amortize on a monthly basis over periods between 7 to 30 years. We also offer loans which generally have balloon payment features after three or five years. Our balloon loans generally amortize over periods of 15 years or more. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans.

      We currently offer adjustable rate mortgage loans with an initial interest rate fixed for one, three, five or seven years, and annual adjustments thereafter based on changes in a designated market index. Our adjustable rate mortgage loans generally have an interest rate adjustment limit of 200 basis points per adjustment, with a maximum lifetime interest rate adjustment limit of 800 basis points and a floor of 500 basis points. Our adjustable rate mortgages are priced at a level tied to the one-year United States Treasury bill rate. In order to make our adjustable rate mortgages more attractive in the current historically low fixed mortgage rate environment, we began to offer discounted or teaser rates on our adjustable rate mortgages in July of 2003. These loans carry initial rates that are lower than the rate would be if it were to adjust according to the adjustable rate note and rider. We do not offer adjustable rate mortgages that offer the possibility of negative amortization.

      Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. For loans greater than $175,000 we utilize outside independent appraisers. For loans up to $175,000, in-house appraisers perform appraisals. For borrowers who do not obtain private mortgage insurance, our lending policies limit the maximum loan to value ratio on both fixed rate and adjustable rate mortgage loans to 80% of the appraised value of the property that is collateral for the loan (and up to 85% with respect to second fixed-rate mortgage loans). For one- to four-family residential real estate loans with loan to value ratios of between 80% and 97%, we require the borrower to obtain private mortgage insurance. For loans in excess of $75,000, we require the borrower to obtain title insurance. For first mortgage loan products under $75,000, we conduct a title search. For second mortgage type products in excess of $200,000, title insurance is required. For second mortgage type products under $200,000, we conduct a title search. We also require homeowners' insurance and fire and casualty insurance on properties securing real estate loans.

      Multi-Family and Commercial Real Estate Loans. At December 31, 2005, $38.3 million, or 25.0% of our total loan portfolio, consisted of loans secured by multi-family and commercial real estate properties, virtually all of which are located in the State of Illinois. Our multi-family loans are secured by multi-family and mixed use properties. Our commercial real estate loans are secured  by  improved  property  such as  offices,  small  business  facilities, unimproved land, warehouses and other non-residential buildings. Our multi-family and commercial real estate loans are offered with fixed or adjustable rates. Our fixed rate multi-family and commercial real estate loans are offered with amortization schedules of up to 25 years, and generally have three- and five-year balloon features. At December 31, 2005, the average balance of our multi-family and commercial real estate loans was $327,000. We generally will make multi-family and commercial real estate loans for up to 80% of the lesser of cost or the appraised value, of the property securing the loan.

      Prior to funding a loan secured by multi-family, mixed use or commercial property, we generally obtain an environmental assessment from an independent, licensed environmental engineer regarding any environmental risks that may be associated with the property. The level of the environmental consultant's evaluation of a property will depend on the facts and circumstances relating to the specific loan, but generally the environmental consultant's actions will range from a Phase 1 ESA (Environmental Site Assessment) to a Phase II environmental report. The underwriting process for multi-family and commercial real estate loans includes an analysis of the debt service coverage of the collateral property. We typically require a debt service coverage ratio of 120% or higher. We also require personal guarantees by the principals of the borrower and a cash flow analysis when applicable.

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

      Home Equity Lines of Credit. We offer home equity lines of credit, the total of which amounted to $13.3 million, or 8.7% of our total loan portfolio, as of December 31, 2005. Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. We generally offer these loans with a maximum loan to appraised value ratio of 90% (including senior liens on the collateral property). We currently offer these lines of credit for a period of five years, and generally at rates tied to the prevailing prime interest rate. Our home equity lines of credit are generally underwritten in the same manner as our one- to four-family residential loans.

      Consumer Loans. We are authorized to make loans for a variety of personal and consumer purposes. As of December 31, 2005, consumer loans totaled $502,000, and consisted primarily of automobile loans and loans secured by deposit accounts. Automobile loans accounted for $285,000 of our consumer loans and loans secured by deposit accounts were $213,000 at December 31, 2005. Our procedure for underwriting consumer loans includes an assessment of the applicant's credit history and ability to meet existing obligations and payments of the proposed loan, as well as an evaluation of the value of the collateral security, if any. Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or are secured by assets that tend to depreciate in value, such as automobiles. In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining value often does not warrant further substantial collection efforts against the borrower.

      Loan Originations, Purchases, Sales and Servicing. Although we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed- versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders in our market area. These lenders include commercial banks, savings institutions, credit unions, and mortgage banking companies, as well as Wall Street conduits that also actively compete for local real estate loans. Our loan originations come from a number of sources, including real estate broker referrals, existing customers, borrowers, builders, attorneys, and "walk-in" customers.

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

                                            Years Ended December 31,
                                       ---------------------------------
                                          2005        2004        2003
                                       ---------   ---------   ---------
                                             (Dollars in thousands)
Loans receivable, beginning of period $ 165,086 $ 157,628 $ 138,223 Originations by type:
Real estate- one to four-family .....     17,005      22,405      50,531
Multi-family and commercial .........     20,698      17,337      19,426
Non-real estate -consumer ...........        445         329         452
Home equity .........................      7,614      12,280      13,588
                                       ---------   ---------   ---------
Total loans originated ..............     45,762      52,351      83,997

Sales ...............................     (1,977)         --      (3,269)

Principal repayments: ...............    (55,448)    (44,893)    (61,323)
                                       ---------   ---------   ---------

Loans receivable, at end of period ..  $ 153,423   $ 165,086   $ 157,628
                                       =========   =========   =========

      Loan Approval Procedures and Authority. Our lending activities are subject to written, non-discriminatory underwriting standards and loan origination procedures adopted by management and the Board of Directors. A loan officer initially reviews all loans, regardless of size or type. Loans up to the Fannie Mae single family loan limit, currently $417,000, must be reviewed and approved by a loan underwriter, a Vice President or Senior Vice President of the loan department. All loans of $417,000 or less that do not meet our standard underwriting ratios and credit criteria must be reviewed by the Vice President or in their absence, a Senior Vice President, or the Officers' Loan Committee. The Officers' Loan Committee, which consists of Raymond Blake, Edward Milen, Lyn
G. Rupich, Donna Manuel and W. Anthony Kopp, has the authority to approve all loans up to $750,000. The Chief Executive Officer and the Board of Directors must approve loans in excess of $750,000.

      Loans-to-One-Borrower. Federal savings banks are subject to the same loans-to-one-borrower limits as those applicable to national banks, which restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At December 31, 2005, our lending limit was $4.6 million. At December 31, 2005, our largest lending relationship to one borrower totaled $4.0 million. At December 31, 2005, we had 30 lending relations in which the total amount outstanding exceeded $500,000. All of the loans under these large lending relationships were performing in accordance with their terms.

Asset Quality

      Loan Delinquencies and Collection Procedures. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of mortgage loans, a reminder notice is sent 15 days after an account becomes delinquent. After 15 days, we attempt to establish telephone contact with the borrower. If the borrower does not remit the entire payment due by the end of the month, then a letter that includes information regarding home-ownership counseling organizations is sent to the borrower. During the first 15 days of the following month, a second letter is sent, and we also attempt to establish telephone contact with the borrower. At this time, and after reviewing the cause of the delinquency and the borrower's previous loan payment history, we may agree to accept repayment over a period of time, which will generally not exceed 60 days. However, should a loan become delinquent by two or more payments, and the borrower is either unwilling or unable to repay the delinquency over a period of time acceptable to us, we send a notice of default by both regular and certified mail. This notice will provide the borrower with the terms which must be met to cure the default, and will again include information regarding home-ownership counseling.

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

      Non-Performing Loans. All loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, there is reasonable probability of loss of principal or the collection of additional interest is deemed insufficient to warrant further accrual. Generally, we place all loans more than 90 days past due on non-accrual status. When a loan is placed on non-accrual status, total interest accrued and unpaid to date is reversed. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

      As of December 31, 2005, our total non-accrual loans were $394,000, compared to $983,000 at December 31, 2004, and $1.1 million at December 31, 2003.

      The following table sets forth our loan delinquencies by type, amount and percentage at December 31, 2005.

                                                                 Loans Delinquent For:
                               ------------------------------------------------------------------------------------------
                                         60-89 Days                90 Days and Over           Total Delinquent Loans
                               ----------------------------   ----------------------------    ---------------------------
                                                    Percent                       Percent                       Percent
                                                    of Loan                       of Loan                        of Loan
                                Number    Amount   Category    Number    Amount   Category    Number    Amount   Category
                               --------  -------- ---------   --------  --------  --------    --------  -------- --------
                                                            (Dollars in thousands)
Real estate:
  One- to four-family .......         5  $    451       .45%         4  $    480       .47%         9  $    931       .92%
  Multi-family and commercial         1       278       .73         --        --        --          1       278       .73
  Consumer and other ........        --        --        --          1         1       .20          1         1       .20
  Home equity ...............        --        --        --          1        67       .50          1        67       .50
                               --------  --------             --------  --------              --------  --------

     Total ..................         6  $    729       .47%         6  $    548       .36%        12  $  1,277       .83%
                               ========  ========             ========  ========              ========  ========

      The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. For all years presented, we had no troubled debt restructurings within the meaning of Statement of Financial Accounting Standards No. 15. For the periods presented, we had no accruing loans delinquent more than 90 days. Foreclosed assets include assets acquired in settlement of loans.

                                                    At December 31,
                                      -------------------------------------------
                                        2005     2004     2003     2002     2001
                                       ------   ------   ------   ------   ------
                                                (Dollars In thousands)
Non-accruing loans:
One- to four-family .................  $  326   $  981   $1,116   $  860   $1,124
Multi-family and commercial .........      --       --        3      113      341
Consumer and other ..................       1        2       17       --       --
Home equity .........................      67       --       --       79      111
                                       ------   ------   ------   ------   ------
   Total non-accruing loans .........     394      983    1,136    1,052    1,576
                                       ------   ------   ------   ------   ------

Total non-performing loans ..........     394      983    1,136    1,052    1,576

Real estate owned ...................      --       --       23       43      161
                                       ------   ------   ------   ------   ------
Total non-performing assets .........  $  394   $  983   $1,159   $1,095   $1,737
                                       ======   ======   ======   ======   ======

Total as a percentage of
  total assets ......................    0.15%    0.36%    0.49%    0.49%    0.79%

Non-performing loans as percentage of
  gross loans receivable ............    0.26%    0.60%    0.72%    0.76%    1.20%

      For the year ended December 31, 2005, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $39,000. The amount that was included in interest income totaled $19,000 for the year ended December 31, 2005.

      Real Estate Owned. Real estate owned consists of property acquired through formal foreclosure or by deed in lieu of foreclosure, and is recorded at the lower of recorded investment or fair value. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses. After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At December 31, 2005, we did not have any real estate owned.

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

      When we classify assets as substandard, we allocate for analytical purposes a portion of our general valuation allowances or loss reserves to these assets as we consider prudent. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which have not been allocated to particular problem assets. When we classify problem assets as loss, we establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or we charge-off the amount. Our determination as to the classification of assets and the amount of valuation allowances is subject to review by regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our assets to determine whether any require reclassification.

      On the basis of management's review of our assets at December 31, 2005, we had classified $402,000 as substandard, and $730,000 as special mention.

      Allowance for Loan Losses. The following table sets forth information regarding our allowance for loan losses and other ratios at or for the dates indicated.

                                                         Years Ended December 31,
                                         -------------------------------------------------------
                                           2005        2004       2003        2002        2001
                                         --------    --------   --------    --------    --------
                                                          (Dollars In thousands)
Balance at beginning of period ........  $  1,847    $  1,962   $  2,082    $  2,508    $  2,364

Charge-offs:
One- to four-family ...................       (70)       (115)      (110)       (306)       (219)
Multi-family and commercial ...........        --          --         --         (90)         --
Consumer and other ....................        (1)         --         --          --          --
Home equity ...........................        --          --        (10)        (50)        (50)
                                         --------    --------   --------    --------    --------
Total charge-offs .....................       (71)       (115)      (120)       (446)       (269)
Recoveries:
One- to four-family loans .............        55         112         61          --          --
                                         --------    --------   --------    --------    --------

Net charge-offs .......................       (16)         (3)       (59)       (446)       (269)
Provisions for loan losses ............      (130)       (112)       (61)         20         413
                                         --------    --------   --------    --------    --------
Balance at end of period ..............  $  1,701    $  1,847   $  1,962    $  2,082    $  2,508
                                         ========    ========   ========    ========    ========

Ratio of net charge-offs during
 the period to average loans
 outstanding during the period ........      0.01%        --%       0.04%       0.33%       0.23%

Ratio of net charge-offs during
 the period to non-performing loans ...      4.06        0.31       5.19       42.40       17.07

Ratio of non-performing assets to total
  assets at end of period .............      0.15        0.36       0.49        0.49        0.79
Ratio of allowance for loan losses to
 non-performing loans .................    431.73      187.89     172.71      197.91      159.15
Ratio of allowance for loan losses to
 loans receivable, gross ..............      1.11        1.12       1.24        1.51        1.91

---------------------------

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

                                                                At December 31,
                       ----------------------------------------------------------------------------------------------------
                                     2005                             2004                              2003
                       --------------------------------  --------------------------------  --------------------------------
                                             Percent of                        Percent of                        Percent of
                                              Loans in                          Loans in                          Loans in
                                     Loan       Each                  Loan        Each                  Loan         Each
                       Amount of   Amounts    Category   Amount of   Amounts    Category   Amount of   Amounts     Category
                       Loan Loss      by      to Total   Loan Loss      by      to Total   Loan Loss     by        to Total
                       Allowance   Category    Loans     Allowance   Category     Loans    Allowance   Category      Loans
                       ---------  ---------  ---------   ---------  ---------  ----------  ---------  ---------   ---------
                                                            (Dollars in thousands)
One- to four-family .  $     949  $ 101,325      66.04%  $   1,098  $ 115,598      70.02%  $   1,450  $ 120,800      76.64%
Multi-family and
commercial ..........        538     38,317      24.97         353     32,713      19.82         190     24,066      15.27
Consumer and other ..          8        502        .33           7        649       0.39           7        696       0.44
Home equity .........        145     13,279       8.66         258     16,126       9.77         227     12,056       7.65
Unallocated .........         61         --         --         131         --         --          88         --         --
                       ---------  ---------     ------   ---------  ---------     ------   ---------  ---------     ------
  Total loans .......  $   1,701  $ 153,423     100.00%  $   1,847  $ 165,086     100.00%  $   1,962  $ 157,618     100.00%
                       =========  =========     ======   =========  =========     ======   =========  =========     ======

                                                  At December 31,
                       --------------------------------------------------------------------
                                     2002                             2001
                       --------------------------------   ---------------------------------
                                              Percent of                         Percent of
                                               Loans in                           Loans in
                                     Loan        Each                  Loan         Each
                       Amount of   Amounts     Category   Amount of   Amounts     Category
                       Loan Loss      by       to Total   Loan Loss      by       to Total
                       Allowance   Category     Loans     Allowance   Category      Loans
                       ---------  ---------   ---------   ---------  ---------    ---------
                                            (Dollars in thousands)
One- to four-family .  $   1,655  $ 115,880       83.84%  $   2,057  $ 115,344       88.01%
Multi-family and
commercial ..........         58     13,187        9.54         133      9,281        7.08
Consumer and other ..          3        782        0.56           8        765        0.59
Home equity .........        278      8,374        6.06         232      5,667        4.32
Unallocated .........         88         --          --          78         --          --
                       ---------  ---------      ------   ---------  ---------      ------
  Total loans .......  $   2,082  $ 138,223      100.00%  $   2,508  $ 131,057      100.00%
                       =========  =========      ======   =========  =========      ======

      Management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific but are reflective of the probable, incurred losses inherent in the loan portfolio. This includes management's periodic review of loan collectibility in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions such as housing trends, inflation rates and unemployment rates, geographic concentrations of loans within our immediate market area, and levels of allowance for loan losses. Generally, small balance, homogenous type loans, such as one- to four-family, mortgage, consumer and home equity loans are evaluated for impairment in total. The allowance related to these loans is established primarily by using loss experience data by general loan type. Nonperforming loans are evaluated individually, based primarily on the value of the underlying collateral securing the loan. Larger loans, such as multi-family mortgages are also generally evaluated for impairment individually. The allowance is allocated to each loan type based on the results of the evaluation described above. Inherent credit risks that cannot be allocated to specific loans groups are presented as "unallocated" in the table.

Investment Activities

      We are permitted under federal law to invest in various types of liquid assets, including United States Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Chicago (FHLB), certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Within certain regulatory limits, we may also invest a portion of our assets in commercial paper and corporate debt securities. We are also required to maintain an investment in FHLB stock.

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

      Securities classified as held to maturity totaled $200,000 at December 31, 2005. Our securities classified as available-for-sale totaled $35.1 million at December 31, 2005, and consisted of Federal agency obligations, primarily Federal Farm Credit Bank notes and Federal Home Loan Bank obligations with maturities of one to five years, and an ARM mutual fund. At December 31, 2005, we had $8.5 million invested in an adjustable rate mortgage mutual fund that invests primarily in adjustable rate mortgage backed securities, and collateralized mortgage obligations.

      We also have $3.4 million invested in Federal Home Loan Bank stock at December 31, 2005. For further information regarding our securities portfolio, see Note 2 to Consolidated Financial Statements.

      The following table sets forth the composition of our securities portfolio (excluding mortgage-backed securities) and other interest earning amounts at the dates indicated.

                                                              At December 31,
                                  ---------------------------------------------------------------------------
                                                  2005                                  2004
                                  -------------------------------------  ------------------------------------
                                   Carrying  % of      Fair     % of     Carrying  % of      Fair     % of
                                    Value    Total     Value    Total     Value    Total     Value    Total
                                   -------  -------   -------  -------   -------  -------   -------  -------
                                                              (Dollars in thousands)
 Securities classified as held to
   maturity (at amortized cost):

 Municipal bonds ................  $   200     0.52%  $   200     0.52%  $    --       --%  $    --       --%

 Securities classified as
 available for sale (at fair
 value):

 Shay ARM mutual fund ...........    8,473    21.88     8,473    21.88     5,297    13.68     5,297    13.68

 U.S. Government treasury
 securities .....................       --       --        --       --        --       --        --       --

 FHLB ...........................   23,633    61.03    23,633    61.03    16,955    43.80    16,955    43.80

 FFCB ...........................    1,959     5.06     1,959     5.06     1,955     5.05     1,955     5.05

 Freddie Mac ....................       --       --        --       --        --       --        --       --

 Fannie Mae .....................      988     2.55       988     2.55     1,987     5.13     1,987     5.13

 Other equity investments .......       56     0.14        56     0.14        56     0.14        56     0.14
                                   -------  -------   -------  -------   -------  -------   -------  -------
 Subtotal .......................   35,309    91.18    35,309    91.18    26,250    67.81    26,250    67.81
                                   -------  -------   -------  -------   -------  -------   -------  -------
 FHLB stock .....................    3,416     8.82     3,416     8.82    12,459    32.19    12,459    32.19
                                   -------  -------   -------  -------   -------  -------   -------  -------
 Total securities and FHLB
 stock ..........................  $38,725   100.00%  $38,725   100.00%  $38,709   100.00%  $38,709   100.00%
                                   =======  =======   =======  =======   =======  =======   =======  =======

 Average remaining life of
 securities .....................  13.2 Months                           13.3 months

 Other interest-earning
 assets:

 Interest-earning deposits
 with banks .....................  $20,061    97.79%  $20,061    97.79%  $20,534    86.10%  $20,534    86.10%

 Federal funds sold .............      454     2.21       454     2.21     3,314    13.90     3,314    13.90
                                   -------  -------   -------  -------   -------  -------   -------  -------
 Total ..........................  $20,515   100.00%  $20,515   100.00%  $23,848   100.00%  $23,848   100.00%
                                   =======  =======   =======  =======   =======  =======   =======  =======

                                             At December 31,
                                   -----------------------------------
                                                  2003
                                   -----------------------------------
                                   Carrying  % of      Fair     % of
                                    Value    Total     Value    Total
                                   -------  -------   -------  -------
                                         (Dollars in thousands)
 Securities classified as held to
   maturity (at amortized cost):

 Municipal bonds ................  $    --       --%  $    --       --%

 Securities classified as
 available for sale (at fair
 value):

 Shay ARM mutual fund ...........    5,209    12.33     5,209    12.33

 U.S. Government treasury
 securities .....................       --       --        --       --

 FHLB ...........................   18,263    43.25    18,263    43.25

 FFCB ...........................    3,076     7.28     3,076     7.28

 Freddie Mac ....................       --       --        --       --

 Fannie Mae .....................    2,020     4.78     2,020     4.78

 Other equity investments .......       53     0.13        53     0.13
                                   -------  -------   -------  -------
 Subtotal .......................   28,621    67.77    28,621    67.77
                                   -------  -------   -------  -------
 FHLB stock .....................   13,612    32.23    13,612    32.23
                                   -------  -------   -------  -------
 Total securities and FHLB
 stock ..........................  $42,233   100.00%  $42,233   100.00%
                                   =======  =======   =======  =======

 Average remaining life of
 securities ....................   12.5 months

 Other interest-earning
 assets:

 Interest-earning deposits
 with banks .....................  $ 9,829   100.00%  $ 9,829   100.00%

 Federal funds sold .............       --       --        --       --
                                   -------  -------   -------  -------
 Total ..........................  $ 9,829   100.00%  $ 9,829   100.00%
                                   =======  =======   =======  =======

Mortgage-Backed Securities

      Mortgage-backed securities represent a participation interest in a pool of one- to four-family or multi-family mortgages. The mortgage originators use intermediaries (generally United States Government agencies and government-sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors such as A. J. Smith Federal receiving the principal and interest payments on the mortgages. Such United States Government agencies guarantee the payment of principal and interest to investors.

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

      At December 31, 2005, our mortgage-backed securities totaled $36.2 million, which represented 14.0% of our total assets at that date. At December 31, 2005, $36.1 million of our mortgage-backed securities were classified as available-for-sale. At that date, virtually all of our mortgage-backed securities had fixed rates of interest. We purchased $9.6 million of mortgage-backed securities during the year ended December 31, 2005, and $24.5 million during the year ended December 31, 2004.

      Mortgage-backed securities generally yield less than the mortgage loans underlying such securities because of their payment guarantees or credit enhancements, which offer nominal credit risk to the security holder. In addition, mortgage-backed securities are more liquid than individual mortgage loans and we may use them to collateralize borrowings or other obligations of A.
J. Smith Federal.

      The following table sets forth the composition of our mortgage-backed securities at the dates indicated.

                                                              At December 31,
                                   ------------------------------------------------------------------
                                           2005                   2004                  2003
                                   --------------------   --------------------   --------------------
                                   Carrying     % of      Carrying     % of      Carrying     % of
                                     Value      Total       Value      Total       Value      Total
                                   ---------  ---------   ---------  ---------   ---------  ---------
                                                         (Dollars in thousands)
Mortgage-backed securities
 classified as held to maturity
  (at amortized cost):
 Ginnie Mae .....................  $      95       0.26%  $     132       0.37%  $     176       1.25%
 Freddie Mac ....................         --         --          --         --          --         --
 Other ..........................         --         --          --         --           1       0.01
Mortgage-backed securities
 classified as available for sale
  (at fair value):
 Fannie Mae .....................     30,300      83.65      29,685      83.94      12,129      86.45
 Freddie Mac ....................      5,830      16.09       5,548      15.69       1,725      12.29
                                   ---------  ---------   ---------  ---------   ---------  ---------

       Total ....................  $  36,225     100.00%  $  35,365     100.00%  $  14,031     100.00%
                                   =========  =========   =========  =========   =========  =========

      Carrying Values, Yields and Maturities. The composition and maturities of our debt securities portfolio and of our mortgage-backed securities, excluding equity investments and FHLB stock, are indicated in the following table. Cost represents the amortized cost of the securities and mortgage-backed securities at December 31, 2005.

                                                                  At December 31, 2005
                                   ----------------------------------------------------------------------------------
                                    Less Than       1 to 5       5 to 10         Over
                                      1 Year        Years         Years        10 Years         Total Securities
                                   ------------  ------------  ------------  ------------  --------------------------
                                    Amortized     Amortized     Amortized     Amortized     Amortized
                                       Cost          Cost          Cost          Cost          Cost       Fair Value
                                   ------------  ------------  ------------  ------------  ------------  ------------
                                                                 (Dollars in thousands)
Securities ......................  $     13,092  $     14,097  $         --  $         --  $     27,189  $     26,780
Mortgage-backed securities ......             1           183        19,803        17,361        37,348        36,225
                                   ------------  ------------  ------------  ------------  ------------  ------------
Total securities ................  $     13,093  $     14,280  $     19,803  $     17,361  $     64,537  $     63,005
                                   ============  ============  ============  ============  ============  ============

Weighted average yield ..........          3.37%         3.26%         4.22%         4.67%         3.95%

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

      Deposit Activity. The following table sets forth our deposit flows during the periods indicated.

                                    Years Ended December 31,
                             ------------------------------------
                                2005         2004         2003
                             ---------    ---------    ---------
                                    (Dollars in thousands)

Opening balance ...........  $ 198,056    $ 183,847    $ 169,008
Deposits ..................    422,686      464,289      517,327
Withdrawals ...............   (435,519)    (453,205)    (507,549)
Interest credited .........      5,184        3,125        5,061
                             ---------    ---------    ---------

Ending balance ............  $ 190,407    $ 198,056    $ 183,847
                             =========    =========    =========

Net increase (decrease) ...  $  (7,649)   $  14,209    $  14,839
                             =========    =========    =========

Percent increase (decrease)      (3.86)%       7.73%        8.78%
                             =========    =========    =========

      Deposit Accounts. The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered as of the dates indicated.

                                                                      At December 31,
                                              ------------------------------------------------------------
                                                     2005                 2004                 2003
                                              ------------------   ------------------   ------------------
                                               Amount    Percent    Amount   Percent     Amount   Percent
                                              --------  --------   --------  --------   --------  --------
                                                                 (Dollars in thousands)
Transactions and Savings Deposits:
----------------------------------
Checking accounts ..........................  $  3,273      1.72%  $  3,879      1.96%  $  3,607      1.96%
Passbook accounts ..........................    46,854     24.61     50,651     25.57     51,755     28.15
NOW accounts ...............................    18,947      9.95     19,905     10.05     19,603     10.66
Money market accounts ......................     8,446      4.44     10,575      5.34      7,514      4.09
                                              --------  --------   --------  --------   --------  --------

Total non-certificates .....................    77,520     40.72     85,010     42.91     82,479     44.86
                                              --------  --------   --------  --------   --------  --------

Certificates:
-------------
 0.00 -  3.99% .............................    71,214     37.40     80,997     40.90     64,824     35.26
 4.00 -  5.99% .............................    40,942     21.50     23,660     11.95     26,516     14.42
 6.00 -  7.99% .............................       711      0.37      8,370      4.23     10,011      5.45
 8.00 -  9.99% .............................        20      0.01         19      0.01         17      0.01
                                              --------  --------   --------  --------   --------  --------

Total certificates .........................   112,887     59.28    113,046     57.09    101,368     55.14
                                              --------  --------   --------  --------   --------  --------
Total deposits .............................  $190,407    100.00%  $198,056    100.00%  $183,847    100.00%
                                              ========  ========   ========  ========   ========  ========

      Deposit Maturity Schedule. The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2005.

                                           4.00-      6.00-      8.00%-             Percent
                                0-3.99%    5.99%      7.99%    or greater    Total  of Total
                               --------   --------   --------  ----------  -------- ---------
                                                    (Dollars in thousands)
Certificate accounts maturing
-----------------------------
in quarter ending:
------------------

March 31, 2006 ..............  $ 19,835   $    861   $    188   $     14   $ 20,898     18.51%
June 30, 2006 ...............     8,943      1,807         78         --     10,828      9.59
September 30, 2006 ..........    10,636      1,647         11         --     12,294     10.89
December 31, 2006 ...........     5,210      8,042         --         --     13,252     11.74
March 31, 2007 ..............     3,844      7,181         62         --     11,087      9.82
June 30, 2007 ...............     5,457      8,001         12         --     13,470     11.93
September 30, 2007 ..........     1,498      2,822         --         --      4,320      3.83
December 31, 2007 ...........     1,317      2,481         --         --      3,798      3.37
March 31, 2008 ..............     3,078      1,317         --          6      4,401      3.90
June 30, 2008 ...............     2,646        735         --         --      3,381      2.99
September 30, 2008 ..........     1,263        387         --         --      1,650      1.46
December 31, 2008 ...........       554        302        351         --      1,207      1.07
March 31, 2009 ..............       885        164         --         --      1,049      0.93

Thereafter ..................     6,048      5,195          9         --     11,252      9.97
                               --------   --------   --------   --------   --------  --------

 Total ......................  $ 71,214   $ 40,942   $    711   $     20   $112,887    100.00%
                               ========   ========   ========   ========   ========  ========

 Percent of total ...........     63.08%     36.27%      0.63%      0.02%

      Large Certificates. The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2005.

                                                                              Maturity
                                                    -------------------------------------------------------------
                                                    3 Months    Over 3 to    Over 6 to     Over 12
                                                    or Less      6 Months    12 Months      Months        Total
                                                    --------     --------     --------     ---------    --------
                                                                       (Dollars in thousands)
Certificates of deposit less than $100,000....      $ 15,705     $  9,006     $ 17,427     $ 40,872     $ 83,010
Certificates of deposit of $100,000 or more...         4,417        1,756        4,141       14,743       25,057
Public funds (1)..............................           776           66        3,978           --        4,820
                                                    --------     --------     --------     ---------    --------

Total certificates of deposit.................      $ 20,898     $ 10,828     $ 25,546     $ 55,615     $112,887
                                                    ========     ========     ========     ========     ========

----------------------
(1) Deposits from governmental and other public entities. The amounts shown under public funds include deposits of $100,000 or more totaling $4.6 million.

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

      The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances, securities sold under agreements to repurchase and other borrowings for the periods indicated.

                                                 Years Ended  December 31,
                                           ------------------------------------
                                              2005         2004          2003
                                           -----------  ----------   ----------
                                                   (Dollars in thousands)
Maximum balance:
----------------
 FHLB advances.......................      $  36,250    $  36,250    $  19,000

Average balance:
----------------
 FHLB advances.......................      $  34,167    $  27,358    $  18,373

      The following table sets forth the balances of, and weighted average interest rates on, certain borrowings at the dates indicated.

                                                                   At December 31,
                                                        ------------------------------------
                                                           2005         2004          2003
                                                        -----------  ----------   ----------
                                                                (Dollars In thousands)

FHLB advances.......................................    $  32,750    $  36,250    $  17,000

Weighted average interest rate of FHLB advances ....         4.06%        4.05%        4.52%

Employees

      At December 31, 2005, we had a total of 53 full-time and 21 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

Regulation

      Loans-to-One-Borrower. Federal savings banks generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of December 31, 2005, we were in compliance with our loans-to-one-borrower limitations.

      Qualified Thrift Lender Test. As a federal savings bank, we are required to satisfy a qualified thrift lender test whereby we must maintain at least 65% of our "portfolio assets" in "qualified thrift investments." These consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. "Portfolio assets" generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. As of December 31, 2005, we maintained 79.08% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.

      Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution. A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition, or (4) the institution is not eligible for expedited review of its filings. If an application is not required to be filed, savings institutions, which are a subsidiary of a holding company, as well as certain other institutions, must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

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

      Our authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans we may make to these persons based, in part, on our capital position, and requires approval procedures to be followed. At December 31, 2005, we were in compliance with these regulations.

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

      The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At December 31, 2005, A. J. Smith Federal met each of its capital requirements.

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

Insurance of Deposit Accounts

      The Federal Deposit Insurance Corporation has adopted a risk-based deposit insurance assessment system. The Federal Deposit Insurance Corporation assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, and one of three supervisory subcategories within each capital group. The three capital categories are well capitalized, adequately capitalized and undercapitalized. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the Federal Deposit Insurance Corporation by the institution's primary federal regulator and information which the Federal Deposit Insurance Corporation determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates. The Federal Deposit Insurance Corporation has exercised this authority several times in the past and may raise insurance premiums in the future. If the Federal Deposit Insurance Corporation takes this type of action, it could have an adverse effect on our earnings.

      On February 15, 2006, federal legislation to reform federal deposit insurance was signed into law. This law requires, among other things, the merger of the Savings Association Insurance Fund and the

Bank Insurance Fund into a unified insurance deposit fund, an increase in the amount of federal deposit insurance coverage from $100,000.00 to $130,000 (with a cost of living adjustment to become effective in five years), and the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits. This law requires the FDIC to issue implementing regulations and the changes required by the law will not become effective until final regulations have been issued, which must be no later than 270 days from February 15, 2006.

Federal Home Loan Bank System

      We are a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Chicago (FHLB), we are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of our unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of our borrowings from the FHLB, whichever is greater. As of December 31, 2005, we were in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. On February 10, 2005 the FHLB announced that the Federal Housing Finance Board, the regulator for the FHLB, accepted their business plan. Included in the business plan were guidelines for a new dividend policy requiring its dividend payout ratio in a given quarter not to exceed 90% of Adjusted Core Net Income for that quarter. In addition, quarterly dividends of greater than 5.5%, on an annualized basis, will require regulatory approval. On October 18, 2005 the Federal Home Loan Bank of Chicago announced a policy to discontinue excess capital stock redemptions or "voluntary" stock redemptions. Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowings.

Federal Reserve System

      Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2005, we were in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

Holding Company Regulation

      General. AJS Bancorp, MHC and AJS Bancorp, Inc. are non-diversified mutual savings and loan holding companies within the meaning of the Home Owners' Loan Act. As such, AJS Bancorp, MHC and AJS Bancorp, Inc. are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over AJS Bancorp, Inc. and AJS Bancorp, MHC and their subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, AJS Bancorp, Inc. and AJS Bancorp, MHC are generally not subject to state business organization laws.

      Permitted Activities. Pursuant to Section 10(o) of the Home Owners' Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company, such as AJS Bancorp, MHC, and a federally chartered mid-tier holding company such as AJS Bancorp, Inc. may engage in the following activities: (i) finvesting in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company;
(viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

      The Home Owners' Loan Act prohibits a savings and loan holding company, including AJS Bancorp, Inc. and AJS Bancorp, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the Home Owners' Loan Act; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

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

      Waivers of Dividends by AJS Bancorp, MHC. Office of Thrift Supervision regulations require AJS Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from AJS Bancorp, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members;
(ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift
Supervision capital distribution regulations. AJS Bancorp, MHC may waive dividends paid by AJS Bancorp, Inc. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by AJS Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event AJS Bancorp, MHC converts to stock form. On November 25, 2005 the Company paid an initial quarterly dividend of $0.10 cents per share to stockholders of record on November 10, 2005. In conjunction with Office of Thrift Supervision approval, AJS Bancorp, MHC (the "MHC") waived 80% of the quarterly dividend due on its 1,227,554 shares. The Company anticipates that AJS Bancorp, MHC will waive 100% of dividends in the foreseeable future.

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

      The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules requiring the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. Recently, the SEC created a committee to evaluate Sarbanes-Oxley issues that may affect small public companies. Specifically being reviewed are the requirements under Sarbanes-Oxley section 404, which require significant oversight of a public company's internal control over the financial statements. One of the recommendations was to create a 3-tier system. Banks with public float above $700 million would apply Sarbanes-Oxley without any revisions. Banks with public float above $75 million to $700 million would be subject to an abbreviated version of Sarbanes-Oxley. And finally those banks with public float under $75 million would be exempt. Public float is calculated by the number of outstanding shares multiplied by the current per share price. As of December 31, 2005, AJS Bancorp, Inc.'s public float is less than $75 million, and the Company does not anticipate exceeding $75 million in public float within the foreseeable future. If the SEC does adopt these recommendations, the Company would be exempt from the costly 404 requirements of Sarbanes-Oxley. At this time, it is impossible to predict with any certainty what amendments, if any, to the Sarbanes-Oxley Act the SEC will adopt. Therefore the Company cannot accurately predict what additional expenses may be incurred in complying with the provisions of the Sarbanes-Oxley Act. As written, the Company would need to comply with the provisions of the Sarbanes-Oxley Act during the year ended December 31, 2007.

                                    TAXATION

Federal Taxation

      For federal income tax purposes, AJS Bancorp, Inc. and A. J. Smith Federal file separate federal income tax returns on a calendar year basis using the accrual method of accounting.

      As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. However, transactions which would require recapture of the pre-1988 tax bad debt reserve include redemption of A. J. Smith Federal's stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes. At December 31, 2005, A. J. Smith Federal had approximately $2.4 million of pre-1988 tax bad debt reserves. A deferred tax liability has not been provided on this amount, as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

State Taxation

      Illinois State Taxation. AJS Bancorp, Inc. is required to file Illinois income tax returns and pay tax at an effective tax rate of 7.3% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations. During 2005, the Illinois Department of Revenue (IDOR) audited the Company's and the Bank's Illinois tax returns for the years ended 2004, 2003 and 2002. IDOR recommended the Company file unitary tax returns, or consolidated returns with the Bank and MHC, for the years audited and for future filings. This change resulted in no effect for 2002 and an immaterial refund for 2003 and 2004, respectively. We expect this change to minimally decrease the Company's Illinois revenue taxes in the future.

                                   MANAGEMENT

Executive Officers of AJS Bancorp, Inc.

      The following individuals hold the following executive officer positions of AJS Bancorp, Inc.

       Name          Age       Position
----------------    -----   -----------------

Thomas R. Butkus     58     Chairman of the Board and Chief Executive Officer

Lyn G. Rupich        43     President

W. Anthony Kopp      55     Senior Vice President

Pamela N. Favero     42     Chief Financial Officer

Availability of Annual Report on Form 10-K

      Our Annual Report on Form 10-K may be accessed on our website at www.ajsmithbank.com.
-------------------

Item 1A. Risk Factors
---------------------

Changing Interest Rates May Cause Net Earnings to Decline.

      In the event that interest rates rise, our net interest margin and interest rate spread will be adversely affected by the high level of assets with fixed rates of interest which we retain in our portfolio. As market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits, which will result in a decrease of our net interest income. Furthermore, the value of our loans will be less should we choose to sell such loans in the secondary market. Since as a general matter our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, an increase in interest rates generally would result in a decrease in our average interest rate spread and net interest income.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

      Our loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.

      In determining the amount of the allowance for loan losses, we review individual delinquent multi-family and commercial real estate loans for potential impairments in their carrying value. Additionally, we apply a factor to the loan portfolio principally based on historical loss experience applied to the composition of the loan portfolio and integrated with our perception of risk in the economy. Since we must use assumptions regarding individual loans and the economy, our current allowance for loan losses may not be sufficient to cover actual loan losses, and increases in the allowance may be necessary. Consequently, we may need to significantly increase our provision for losses on loans, particularly if one or more of our larger loans or credit relationships becomes delinquent or if we expand our non-residential, multi-family or commercial business lending. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize loan charge-offs.

If Economic Conditions Deteriorate, Our Earnings Could be Adversely Impacted as Borrowers' Ability to Repay Loans Declines and the Value of the Collateral Securing Our Loans Decreases.

      Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Since we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Advance changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

Our Public Shareholders Do Not Exercise Voting Control Over AJS Bancorp, Inc.

      A majority of the voting stock of AJS Bancorp, Inc. is owned by AJS Bancorp, MHC. AJS Bancorp, MHC is controlled by its board of directors, who consist of those persons who are members of the board of directors of AJS Bancorp, Inc. and A. J. Smith Federal Savings Bank. AJS Bancorp, MHC elects all members of the board of directors of AJS Bancorp, Inc., and, as a general matter, will control the outcome of all matters presented to the stockholders of AJS Bancorp, Inc. for resolution by vote, except for matters that require a vote greater than a majority vote. Consequently, AJS Bancorp, MHC, acting through its board of directors, is able to control the business and operations of AJS Bancorp, Inc. and may be able to prevent any challenge to the ownership or control of AJS Bancorp, Inc. by stockholders other than AJS Bancorp, MHC. There is no assurance that AJS Bancorp, MHC will not take actions that the public stockholders believe are against their interests.

Strong   Competition   Within  Our   Market   Area  May  Limit  Our  Growth  and
Profitability.

      Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than we do and may offer certain services that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our market area.

We Operate in a Highly Regulated Environment and May be Adversely Affected by Changes in Laws and Regulations.

      We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of deposits. As federally chartered holding companies, AJS Bancorp, Inc. and AJS Bancorp, MHC are subject to regulation and oversight by the Office of Thrift Supervision. Such regulation and supervision govern the activities in which an institution and its holding companies may engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing mutual holding companies, could have a material impact on A. J. Smith Federal Savings Bank, AJS Bancorp, Inc., and our operations.

Item 1.B Unresolved Staff Comments
----------------------------------

      None.

ITEM 2. PROPERTIES
------------------

Properties

      At December 31, 2005, we conducted our business from our main office at 14757 South Cicero, Midlothian, Illinois, a branch office located at 8000 West 159th Street, Orland Park, Illinois and a branch office located at 11275 W. 143rd Street, Orland Park, Illinois. We own all of our branch locations. At December 31, 2005, the net book value of our office locations was $4.3 million.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. At December 31, 2005, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

      The following table sets forth the range of the high and low bid prices of the Company's Common Stock for the prior eight calendar quarters and is based upon information set forth on the over the counter electronic bulletin board. The Company paid an initial quarterly dividend of $0.10 cents per share on November 25, 2005, to stockholders of record on November 10, 2005. In conjunction with Office of Thrift Supervision approval, AJS Bancorp, MHC (the "MHC") waived 80% of the quarterly dividend due on its 1,227,554 shares.

                                         Prices of Common Stock
                                        ------------------------
                                            High          Low
                                        -----------   ----------
Calendar Quarter Ended
March 31, 2004........................  $    27.50    $    22.35
June 30, 2004.........................       26.25         22.00
September 30, 2004....................       25.00         21.50
December 31, 2004.....................       25.00         22.75
March 31, 2005........................       24.40         23.75
June 30, 2005.........................       24.25         23.30
September 30, 2005....................       25.00         23.00
December 31, 2005.....................       23.60         22.50

      As of December 31, 2005, the Company had 402 stockholders of record.

      The Company's second repurchase plan was announced on May 18, 2004 and allowed for the repurchase of 117,000 shares of the Company's stock, which represented approximately 5% of the Company's outstanding shares. Subsequently, the Company announced increases in the repurchase plan of 100,000 and 50,000 shares on March 22, 2005 and October 18, 2005, respectively. As of December 31, 2005 there are 69,324 shares remaining to be purchased under the current repurchase plan.

      The following table sets forth the issuer purchases of equity securities during the prior three months.

                                                                            Total number of       Maximum number of
                                                                           shares purchased      shares that may be
                                   Total number         Average price       under publicly       purchased under the
                                 shares purchased      paid per share       announced plan         repurchase plan
                                 ----------------      --------------       --------------         ---------------
October 1-October 31                   8,410               $23.03               192,354                267,000
November 1-November  30                   --                   --               192,354                267,000
December 1- December  31               5,322                22.69               197,676                267,000

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

                                                                    At December 31,
                                       --------------------------------------------------------------------------
                                           2005            2004            2003            2002           2001
                                       -----------     -----------     -----------     -----------    -----------
                                                                  (Dollars in thousands)
Selected Financial Condition Data:
---------------------------------
Total assets ......................    $   257,905     $   270,869     $   238,384     $   222,570    $   219,780
Loans receivable, net .............        151,768         163,291         155,628         136,134        128,505
Mortgage-backed securities:
  Held to maturity ................             95             132             177             269            369
  Available for sale ..............         36,130          35,233          13,854          15,770          8,965
Securities:
  Held to maturity ................            200              --              --              91            559
  Available for sale ..............         35,109          26,250          28,621          36,133         44,846
Deposits ..........................        190,407         198,056         183,847         169,008        171,809
Total borrowings ..................         32,750          36,250          17,000          16,000         13,000
Equity ............................         28,252          30,530          32,105          33,646         31,248

                                                                Years Ended December 31,
                                       --------------------------------------------------------------------------
                                           2005            2004            2003            2002           2001
                                       -----------     -----------     -----------     -----------    -----------
                                                                  (Dollars in thousands)
Selected Operations Data:
------------------------
Total interest income .............    $    12,948     $    12,737     $    12,347     $    13,113    $    13,645
Total interest expense ............          6,023           5,178           5,069           5,426          7,482
                                       -----------     -----------     -----------     -----------    -----------
  Net interest income .............          6,925           7,559           7,278           7,687          6,163
Provision (recovery) for
 loan losses ......................           (130)           (112)            (61)             20            413
                                       -----------     -----------     -----------     -----------    -----------
Net interest income after provision
   for loan losses ................          7,055           7,671           7,339           7,667          5,750
Noninterest income ................            936             933           1,091           1,599          1,146
  Noninterest expense .............          6,200           6,191           6,255           5,855          5,401
                                       -----------     -----------     -----------     -----------    -----------
  Income before taxes .............          1,791           2,413           2,175           3,411          1,495
  Income tax provision ............            694             833             782           1,296            516
                                       -----------     -----------     -----------     -----------    -----------
     Net income ...................    $     1,097     $     1,580     $     1,393     $     2,115    $       979
                                       ===========     ===========     ===========     ===========    ===========
Net income per share, basic/diluted     $0.51/.050      $0.70/0.69     $ 0.60/0.60      $0.90/0.90            N/A

--------------------
N/A - Not applicable, as A. J. Smith Federal Savings Bank did not have any stockholders.

                                                                     Years Ended December 31,
                                                          -------------------------------------------------
                                                           2005      2004       2003       2002       2001
                                                          ------    ------     ------     ------     ------
                                                                        (Dollars in thousands)
Selected Financial Rations and Other Data:
------------------------------------------

Performance Ratios:
Return on assets (ratio of net income to average total
   assets) ...........................................      0.42%     0.61%      0.58%      0.98%      0.48%
Return on equity (ratio of net income to
   average equity) ...................................      3.75      5.07       4.15       6.50       4.80
Interest rate spread information:
Average during period ................................      2.41      2.78       2.93       3.39       2.95
Net interest margin (1) ..............................      2.71      3.03       3.20       3.78       3.27
Ratio of operating expense to average total assets ...      2.35      2.39       2.62        .72       2.65
Efficiency ratio (2) .................................     78.87     72.90      74.74       3.04      73.90
Ratio of average interest-earning assets to average
   interest-bearing liabilities ......................    112.45    112.29     112.29      14.49     107.96

Asset Quality Ratios:
Non-performing assets to total assets at end of period       .15      0.36       0.49       0.49       0.79
Allowance for loan losses to non-performing loans ....    431.73    187.89     172.71     197.91     159.15
Allowance for loan losses to loans receivable, gross .      1.11      1.12       1.24       1.51       1.91

Capital Ratios:
Equity to total assets at end of period ..............     10.95     11.27      13.47      15.12      14.22
Average equity to average assets .....................     11.08     12.06      14.02      15.14      10.00

Other Data:
Number of full-service offices .......................         3         3          3          3          2

--------------------
(1)   Net interest income divided by average interest earning assets.

(2) Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

      Highlights of our business strategy are as follows:

      o Continuing One- to Four-Family Residential Real Estate Lending. Historically, we have emphasized one- to four-family residential lending within our market area. As of December 31, 2005, $101.3 million, or 66.0%, of our total loan portfolio consisted of one- to four-family residential real estate loans. During the year ended December 31, 2005, we originated $17.0 million of one- to four-family residential real estate loans. We intend to continue to originate one- to four-family loans because of our expertise with this type of lending.

      o Commercial and Multi-Family Lending. We intend to originate more commercial business and multi-family loans to complement our one- to four-family residential real estate lending. These loans will most likely encumber business real estate whenever possible, however, we may use non-real estate based liens when necessary. As of December 31, 2005 commercial business and multi-family loans represented $38.3 million of 25.0% of our loan portfolio. We continue to be committed to developing our commercial business and multi-family lending and our commercial business banking services. We believe that expanding our commercial and multi-family business lending will enable us to improve the yield on our loan portfolio and diversify our assets while continuing to meet the needs of our community.

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

Comparison of Financial Condition at December 31, 2005 and December 31, 2004

      Total assets decreased by $13.0 million, or 4.8%, to $257.9 million at December 31, 2005 from $270.9 million at December 31, 2004. The decrease was primarily due to decreases in loans receivable, Federal Home Loan Bank (FHLB) stock, federal funds sold, and earning deposits, offset by an increase in securities. Loans receivable decreased $11.5 million or 7.1% to $151.8 million at December 31, 2005 from $163.3 million at December 31, 2004. FHLB stock decreased $9.1 million or 72.6% to $3.4 million at December 31, 2005 from $12.5 million at December 31, 2004. Federal funds sold decreased $2.8 million or 86.3% to $454,000 at December 31, 2005 from $3.3 million at December 31, 2004. Certificates of deposits held at other financial institutions decreased $1.2 million or 12.3% to $8.6 million at December 31, 2005, from $9.8 million at December 31, 2004. Securities increased $9.9 million or 16.1%, to $71.5 million at December 31, 2005 from $61.6 million at December 31, 2004. The Company decreased its investment in FHLB stock due to uncertainty regarding the payment and level of the FHLB dividend. There was no gain or loss on the sale of the FHLB stock. The Company invests in federal funds sold in the event that there is no more profitable, highly liquid investment available or if the Company anticipates an increase in funding needs within the near future. Therefore, the balance in federal funds sold can and does fluctuate. Certificate of deposits held at other financial institutions decreased as maturities not being reinvested. Securities increased due to purchases of fixed-rate government-backed notes and bonds, an additional investment in the adjustable-rate ARM fund, and mortgage-backed securities. The notes and bonds mature in three years or less, the ARM fund can be redeemed at any time and reprices on average every six months to a year, and the mortgage-backed securities are expected to mature in less than ten years, however prepayments may cause them to pay down at a faster pace.

      Total deposits decreased $7.6 million, or 3.9%, to $190.4 million at December 31, 2005 from $198.1 million at December 31, 2004. Transaction and savings accounts decreased to $77.5 million at December 31, 2005 from $85.0 million at December 31, 2004; certificate of deposit accounts decreased to $112.9 million at December 31, 2005 from $113.0 million at December 31, 2004.

      Federal Home Loan Bank advances decreased to $32.8 million at December 31, 2005 from $36.3 million at December 31, 2004. The decrease in FHLB advances was due to maturing advances that were not renewed or replaced.

      At December 31, 2005 the Company's available for sale portfolio had gross unrealized losses of $1.8 million compared to gross unrealized losses of $232,000 at December 31, 2004. The Company's available for sale mortgage-backed securities accounted for $1.2 million of the gross unrealized losses at December 31, 2005, while the Company's available for sale U.S. governmental agency securities had $410,000 gross unrealized losses at December 31, 2005. The Company has reviewed and analyzed its available for sale portfolio to determine if any security within the portfolio may have suffered an other-than-temporary impairment. SAB topic 5M provides guidance on making other-than-temporary impairment decisions, and requires an evidence-based evaluation when an investment declines below cost. It references the length of time that market value has been less than cost (duration of impairment) and the extent to which market value has been less than cost (severity of impairment). We concluded that the cause of the unrealized loss was interest-rate driven and does not reflect any impairment related to the financial condition and near-term prospects of the issuer that could effect the earnings potential of the investment. In addition, the Company also has the intent and ability to hold the securities through the expected recovery period. Therefore, the Company anticipates leveling or declining interest rates will result in the recovery of the available for sale securities market value.

      At December 31, 2005 the Company had non-performing assets of $394,000 compared to $983,000 as of December 31, 2004. The allowance for loan losses was $1.7 million at December 31, 2005, and $1.8 million at December 31, 2004. This represents a ratio of allowance for loan losses to gross loans receivable of 1.11% at December 31, 2005 and 1.12% at December 31, 2004. The allowance for loan losses to non-performing loans was 431.7% at December 31, 2005 and 187.9% at December 31, 2004. Total stockholders' equity decreased $2.3 million to $28.3 million at December 31, 2005 from $30.5 million at December 31, 2004. The decrease in stockholders' equity during the past twelve months primarily resulted from the repurchase of shares of the Company's stock, as well as a decrease in other comprehensive income due to the decreased market value of the available for sale securities portfolio. These decreases were offset by net income of $1.1 million for the twelve months ended December 31, 2005. In addition, the Company declared an initial quarterly dividend of $0.10 cents per share, payable on November 25, 2005, to stockholders of record on November 10, 2005. With the approval of the Office of Thrift Supervision ("OTS") AJS Bancorp, MHC (the "MHC") waived 80% of the quarterly dividend due on its 1,227,554 shares.

Comparison of Financial Condition at December 31, 2004 and December 31, 2003

      Our total assets increased by $32.5 million, or 13.6%, to $270.9 million at December 31, 2004 from $238.4 million at December 31, 2003. Cash and cash equivalents decreased $2.8 million or 14.0% to $17.0 million at December 31, 2004 from $19.8 million at December 31, 2003. Certificates of deposits held at other financial institutions are $9.8 million at December 31, 2004; there were no investments in certificates of deposit at December 31, 2003. Securities increased $19.0 million or 44.5%, to $61.6 million at December 31, 2004 from $42.7 million at December 31, 2003. Loans receivable increased $7.7 million or 4.9% to $163.3 million at December 31, 2004 from $155.6 million at December 31, 2003. Securities increased due to an arrangement whereby the Company purchased $19.5 million in mortgage-backed securities funded by cash and Federal Home Loan Bank ("FHLB") advances. The mortgage-backed securities purchased represent the Company's attempt to lock in a spread between the interest earned on the asset and the lower interest paid on the FHLB advances. Federal Home Loan Bank stock decreased $1.1 million, to $12.5 million at December 31, 2004 from $13.6 million at December 31, 2003.

      Total deposits increased $14.2 million, or 7.7%, to $198.1 million at December 31, 2004 from $183.8 million at December 31, 2003. Our new branch facility, which opened in December of 2002, has total deposits of $15.1 million as of December 31, 2004. Transaction and savings accounts increased to $85.0 million at December 31, 2004 from $82.5 million at December 31, 2003; certificate of deposit accounts increased to $113.0 million at December 31, 2004 from $101.4 million at December 31, 2003.

      Federal Home Loan Bank advances increased to $36.3 million at December 31, 2004 from $17.0 million at December 31, 2003. The increase in FHLB advances was primarily used to fund the purchase of mortgage backed securities that paid a higher yield than our cost of the advances.

      At December 31, 2004 the Company had non-performing assets of $983,000 compared to $1.2 million as of December 31, 2003. The allowance for loan losses was $1.8 million at December 31, 2004, and $2.0 million at December 31, 2003. This represents a ratio of allowance for loan losses to gross loans receivable of 1.12% at December 31, 2004 and 1.24% at December 31, 2003. The allowance for loan losses to non-performing loans was 187.9% at December 31, 2004 and 172.7% at December 31, 2003. Total stockholders' equity decreased $1.6 million to $30.5 million at December 31, 2004 from $32.1 million at December 31, 2003. The decrease was primarily the result of the Company's purchase of $3.0 million in common stock and recording a liability for the put option feature on the allocated portion of the Employee Stock Option Plan (ESOP). The Company's ESOP allows the employee to "put" the common stock back to the Company in the event that there is not an actively traded market for the Company's stock. Equity also decreased due to a $443,000 change in unrealized gain on securities available-for-sale. These decreases were offset by net income of $1.6 million for the year ended December 31, 2004.

Comparison of Operating Results for the Years Ended December 31, 2005 and December 31, 2004

      General. Net income decreased $483,000, or 30.6%, to $1.1 million for the year ended December 31, 2005, from $1.6 million for the year ended December 31, 2004. The decrease in net income resulted from a decrease in net interest income, while non-interest income and non-interest expense remained relatively stable.

      Interest Income. Total interest income increased to $12.9 million for the twelve months ended December 31, 2005, up $211,000 or 1.7% from $12.7 million for the same period in 2004. The increase in interest income resulted primarily from increases in the average balances outstanding for securities and interest-earning deposits offset by decreases in average balances in loans receivable and federal funds.

      Interest income from loans decreased by $278,000 to $9.1 million for the year ended December 31, 2005, from $9.4 million for the year ended December 31, 2004. The decrease in interest income from loans was due to a decrease in average outstanding loan balances during the year. Average loan balances were $156.8 million during the year ended December 31, 2005 compared to average loan balances of $163.5 million during the year ended December 31, 2004. The average yield on loans remained stable at 5.8% during 2005 and 2004. We expect the average yield on loans to remain stable or trend slightly higher during 2006.

      Interest income from securities increased by $456,000 to $2.7 million for the year ended December 31, 2005 compared to $2.2 million for the year ended December 31, 2004. The increase was due to higher average outstanding securities balances during the year. Average securities balances were $72.3 million during the year ended December 31, 2005 compared to average securities balances of $56.8 million during the year ended December 31, 2004. Our average yield was 3.7% during the year ended December 31, 2005, compared to an average yield of 3.9% for 2004.

      Interest income from interest-earning deposits increased $38,000, or 3.7%, to $1.1 million for the year ended December 31, 2005, from $1.0 million for the year ended December 31, 2004. The increase resulted from an increase in the average outstanding balance to $24.6 million from $23.5 million, while the average yield remained stable at 4.4% for the comparable twelve-month periods. The increase in the average balance of interest earning deposits is caused primarily by investments in certificates of deposit and money market accounts at other financial institutions, offset by a decrease in the investment in FHLB stock. The certificates of deposit portfolio had an average yield of 3.4% for the period ended December 31, 2005 compared to an average yield of 3.1% for the same period in 2004. The money market account had an average yield of 3.4% for the period ended December 31, 2005 compared to an average yield of 2.0% for the same period in 2004. The average investment in FHLB stock decreased to $6.7 million during the year ended December 31, 2005, while the average investment was $13.6 million during the year ended December 31, 2004. The average yield for the investment in FHLB stock was 6.8% for the twelve months ended December 31, 2005 while the average yield for the comparable period in 2004 was 6.2%. The Company decreased its investment in FHLB stock due to uncertainty regarding the payment and level of the FHLB dividend. On October 18, 2005 the Federal Home Loan Bank of Chicago announced a policy to discontinue excess capital stock redemptions or "voluntary" stock redemptions. Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowings. The most recent, fourth quarter Federal Home Loan Bank of Chicago dividend announced on January 18, 2006 was at an annualized rate of 3.00%.

      Interest Expense. Interest expense on deposits increased by $560,000, or 13.8% to $4.6 million for the year ended December 31, 2005, from $4.0 million for 2004. The increase in our cost of deposits was due to the increase in short term market interest rates and certificates of deposit maturing and renewing at higher rates during 2005. Average deposits decreased to $193.4 million for the year ended December 31, 2005, from $194.8 million for 2004. Our average cost of deposits increased to 2.4% from 2.1% for the respective periods. Interest expense on borrowings increased to $1.4 million for the twelve months ended December 31, 2005, from $1.1 million for the same period during 2004. This was due to an increase in the average Federal Home Loan Bank borrowings.

      Net Interest Income. Net interest income decreased by $634,000 or 8.4% to $6.9 million for the twelve months ended December 31, 2005, from $7.6 million for the same period in 2004. Our net interest rate spread decreased 37 basis points to 2.41% from 2.78%, while our net interest margin decreased 32 basis points to 2.71% from 3.03%. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 112.45% for the year ended December 31, 2005 compared to 112.29% for the same period in 2004.

      Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, we made a negative provision of $130,000 for the year ended December 31, 2005 and a negative $112,000 provision for the same period in 2004. The provision decreased due to an overall improvement in the quality of our assets as our subprime loan balances continued to decrease to $7.8 million at December 31, 2005, from $12.5 million at December 31, 2004. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The allowance for loan losses was $1.7 million, or 1.11%, of loans outstanding at December 31, 2005, as compared with $1.8 million, or 1.12%, of loans outstanding at December 31, 2004. The non-performing assets to total assets at December 31, 2005 was 0.15% as compared to 0.36% at December 31, 2004. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

      Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2005 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

      Non-interest Income. Non-interest income remained relatively stable at $936,000 for the year ended December 31, 2005, compared to $933,000 for the comparable period in 2004. The $3,000 increase was the result of increases in service fees and other non-interest income items. The other non-interest items included primarily rental income, gain on the sale of loans, and gain on the sale of fixed assets. A decrease in insurance commissions and other non-interest income items, primarily correspondent fees, offset these increases.

      Service fees increased due to increases in collection of NOW account fees and debit card fees. NOW account service fees did not individually increase, however, the Company did not waive service fees due as regularly as was done during 2004. The increase in debit card revenues is due to the Company's customer base becoming more familiar with and using the debit cards more often since their inception in September of 2003.

      Rental income increased due to the leasing during the twelve-months ended December 31, 2005 of a previously vacant unit in one of the branch offices. Gain on the sale of loans increased $27,000 during the twelve-month period ended December 31, 2005 due to the Company's sale of fixed-rate mortgage loans. The loans were sold servicing-retained and we intend to continue to sell fixed-rate mortgage loans in the future. There were no loan sales during 2004. The gain on the sale of fixed assets occurred due to the sale of a Company-owned automobile. The Company recognized a $13,000 gain on the sale.

      Insurance commission income fell $37,000 due to lower sales of annuity products during the twelve-month period ended December 31, 2005, when compared to the same period in 2004. Correspondent fees declined $11,000 for the twelve-month period ended 2005 when compared to the same period ended 2004. The decrease was due to fewer loans being originated with the intention to have them funded through our correspondent sources during 2005 then were originated as correspondent loans in 2004. Correspondent loans are typically loans that do not qualify under the Company's underwriting guidelines and, as such, the Company does not make an underwriting decision on them.

      Non-interest Expense. Non-interest expense remained constant at $6.2 million for the year ended December 31, 2005 and 2004. Occupancy costs increased $116,000, advertising and promotion costs increased $32,000, and data processing costs increased $14,000. These increases were offset by a decrease in salaries and employee benefits of $140,000, and a decrease in other non-interest expense items of $13,000.

      Occupancy costs increased during the year ended December 31, 2005 primarily due to increased real estate tax expense when compared with the previous year. Real estate tax assessments were higher than the Company originally estimated.

      Advertising costs increased during 2005 as we continued to promote our newer branch facility in Orland Park, as well as several promotion specials that took place during the year ended December 31, 2005.

      Salaries and employee benefits decreased primarily due to a reduction in the number of full time equivalent employees to 64 at December 31, 2005 from 66 at December 31, 2004. In addition, the recognition and retention plan ("RRP") expense decreased $44,000 during the twelve-months ended 2005 when compared to the same period in 2004.

      During 2004, FASB Statement 123R, Accounting for Stock-Based Compensation, was approved. This statement will require the expensing of stock options beginning January 1, 2006. The future adoption of this standard is not expected to materially affect the Company's operating results.

      Provision for Income Taxes. The provision for income taxes decreased to $694,000, or 38.7%, of income before income taxes for the year ended December 31, 2005 from $833,000 or 34.5% of income before taxes for the year ended December 31, 2004. The decrease was primarily due to a decrease in pretax earnings. The taxes due as a percentage of pretax earnings increased due to the Company increasing its tax accrual based on revisions to certain estimated deferred and permanent tax items from what had been previously estimated.

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

      Non-interest Income. Non-interest income decreased to $933,000 for the year ended December 31, 2004, from $1.1 million for the comparable period in 2003. The $158,000 decrease was the result of reductions in service fees, insurance commission income, gain on the sale of loans and gain on the sale of securities. These decreases were offset by increases in correspondent fees of $13,000 and other non-interest income of $13,000. Service fees declined due to reductions in late fees collected of $29,000, and lower payoff fees collected of $5,000 and reduced amortization of previously deferred loan fees. Insurance commission income fell $82,000 due to lower sales of annuity products during the twelve-month period ended December 31, 2004, when compared to the same period in 2003. Gain on the sale of loans decreased $53,000, as there were no loan sales during 2004, however, we may sell loans in the future. Gain on the sale of securities decreased $34,000, as there were no sales of securities during 2004. The increase in correspondent fees is due to more loans being originated with the intention to have them funded through our correspondent sources during 2004 then were originated as correspondent loans in 2003. Correspondent loans are typically loans that do not qualify under the Company's underwriting guidelines and, as such, the Company does not make an underwriting decision on them. Other non-interest income increased primarily due to the settlement of $6,000 of a forgery case during the year ended December 31, 2004. The forgery loss was previously thought uncollectable and therefore it was written off.

      Non-interest Expense. Non-interest expense decreased $64,000 to $6.2 million for the year ended December 31, 2004, from $6.3 million in 2003. Occupancy costs accounted for $87,000 of this decrease, professional fees decreased $20,000, postage and supplies decreased $37,000, offset in part by advertising and promotion costs, which increased $63,000.

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

      Average Balance Sheets

      The following tables present for the periods indicated the total dollar amount of interest income on average interest-earning assets and the resultant yields, the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, as well as yields and costs at December 31, 2005. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

                                                           Years Ended December 31,
                                 ------------------------------------------------------------------------------
                                                 2005                                     2004
                                 -----------------------------------     --------------------------------------
                                   Average     Interest                    Average     Interest
                                 Outstanding    Earned/                  Outstanding    Earned/
                                   Balance       Paid      Yield/Rate      Balance       Paid      Yield/Rate
                                 -----------  -----------  -----------   -----------  -----------  -----------
                                                            (Dollars in thousands)
Interest-earning assets:
    Loans receivable ..........  $   156,832  $     9,127         5.82%  $   163,468  $     9,405         5.75%
    Securities ................       72,301        2,682         3.71        56,801        2,226         3.92
    Interest-earning deposits
      and other ...............       24,613        1,075         4.36        23,506        1,037         4.41
    Federal funds .............        2,230           64         3.00         5,702           69         1.21
                                 -----------  -----------  -----------   -----------  -----------   ----------
       Total interest-earning
         assets ...............  $   255,976       12,948         5.06   $   249,477       12,737         5.11
                                 ===========  -----------  -----------   ===========  -----------   ----------

Interest-bearing liabilities:
    Passbook savings ..........  $    48,713          487         1.00   $    51,421          407         0.79
    NOW accounts ..............       22,958           77         0.34        23,946           58         0.24
    Money market accounts .....        8,347          170         2.04         9,238           80         0.87
    Time deposits .............      113,424        3,872         3.41       110,200        3,501         3.18
                                 -----------  -----------                -----------  -----------
       Total deposits .........      193,442        4,606         2.38       194,805        4,046         2.08
    FHLB advances .............       34,184        1,416         4.14        27,358        1,132         4.14
                                 -----------  -----------  -----------   -----------  -----------   ----------
       Total interest-bearing
         liabilities ..........  $   227,626        6,023         2.65   $   222,163        5,178         2.33
                                 ===========  -----------  -----------   ===========  -----------   ----------

Net interest income ...........               $     6,925                             $     7,559
                                              ===========                             ===========

Net interest rate spread ......                                   2.41%                                   2.78%
                                                           ===========                             ===========
Net earning assets ............  $    28,350                             $    27,314
                                 ===========                             ===========
Net yield on average interest-
  earning assets ..............                                   2.71%                                   3.03%
                                                           ===========                             ===========
Average interest-earning assets
  to average interest-bearing
  liabilities .................                                 112.45%                                 112.29%
                                                           ===========                             ===========

                                          Years Ended December 31,
                                 --------------------------------------
                                                  2003
                                 --------------------------------------
                                   Average     Interest
                                 Outstanding    Earned/
                                   Balance       Paid      Yield/Rate
                                 -----------  -----------  -----------
                                         (Dollars in thousands)
Interest-earning assets:
    Loans receivable ..........  $   148,862  $     9,346         6.28%
    Securities ................       48,748        2,234         4.58
    Interest-earning deposits
      and other ...............       20,809          669         3.21
    Federal funds .............        9,008           98         1.09
                                 -----------  -----------  -----------
       Total interest-earning
         assets ...............  $   227,427       12,347         5.43
                                 ===========  -----------  -----------
Interest-bearing liabilities:
    Passbook savings ..........  $    48,624          518         1.07
    NOW accounts ..............       23,098           66         0.29
    Money market accounts .....        8,878           75         0.84
    Time deposits .............      103,555        3,551         3.43
                                 -----------  -----------
       Total deposits .........      184,155        4,210         2.29
    FHLB advances .............       18,373          859         4.68
                                 -----------  -----------  -----------
       Total interest-bearing
         liabilities ..........  $   202,528        5,069         2.50
                                 ===========  -----------  -----------

Net interest income ...........               $     7,278
                                              ===========
Net interest rate spread ......                                   2.93%
                                                           ===========
Net earning assets ............  $    24,899
                                 ===========
Net yield on average interest-
  earning assets ..............                                   3.20%
                                                           ===========
Average interest-earning assets
  to average interest-bearing
  liabilities .................                                 112.29%
                                                           ===========

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

                                                               Years Ended December 31,
                                           ------------------------------------------------------------------
                                                    2005 vs. 2004                      2004 vs. 2003
                                           --------------------------------   -------------------------------
                                           Increase/(Decrease)                 Increase/(Decrease)
                                                  Due to            Total            Due to           Total
                                           -------------------    Increase    --------------------   Increase
                                            Volume      Rate     (Decrease)    Volume      Rate     (Decrease)
                                                                       (In thousands)
Interest-earning assets
   Loans receivable .....................  $   (385)  $    107   $   (278)    $    876   $   (817)  $     59
   Securities ...........................       580       (124)       456          341       (349)        (8)
   Interest-earning deposits and other ..        48        (12)        36           95        273        368
   Federal funds ........................       (60)        58         (2)         (39)        10        (29)
                                           --------   --------   --------     --------   --------   --------
       Total interest-earning assets ....  $    183   $     29   $    212     $  1,273   $   (883)  $    390
                                           ========   ========   ========     ========   ========   ========

Interest-bearing liabilities
   Transaction and savings deposits .....       (32)       221        189           33       (147)      (114)
   Certificate accounts .................       102        269        371          228       (278)       (50)
   Borrowings ...........................       282          2        284          420       (147)       273
                                           --------   --------   --------     --------   --------   --------
       Total interest-bearing liabilities  $    352   $    492   $    844     $    681   $   (572)  $    109
                                           ========   ========   ========     ========   ========   ========

Net interest income .....................  $   (169)  $   (463)  $   (634)    $    592   $   (311)  $    281

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

      The table below sets forth, as of December 31, 2005 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.

                                                                   Net Portfolio Value as
                                                                   a % of Present Value of
                                  Net Portfolio Value                Assets/Liabilities
                     ----------------------------------------     -------------------------
     Change in
   Interest Rates      Estimated        Amount of
   (Basis Points)         NPV            Change       Percent      NPV Ratio      Change(1)
   --------------         ---            ------       -------      ---------      ------
                        (Dollars in thousands)
        +300         $   28,638       $ (8,266)        (22)%          11.41%       (248)
        +200             31,497         (5,407)        (15)           12.30        (159)
        +100             34,425         (2,479)         (7)           13.19         (70)
          0              36,904                                       13.89
        -100             38,671          1,767           5            14.34          45
        -200             38,856          1,952           5            14.27          38

(1)   Expressed in basis points.

      The table above indicates that at December 31, 2005, in the event of a 100 basis point decrease in interest rates, we would experience a 5% increase in net portfolio value. In the event of a 100 basis point increase in interest rates, we would experience a 7% decrease in net portfolio value.

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

Critical Accounting Policies and Estimates

      The  preparation  of financial  statements in conformity  with  accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect the Company's financial position or results of operations. Actual results could differ from those estimates. Discussed below are selected critical accounting policies that are of particular significance to the Company.

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

      The allowance for loan losses consists of specific allocations on impaired loans under Statement of Financial Accounting Standards (SFAS) 114 and general allocation for inherent credit risks under SFAS 5. The SFAS 114 component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans. The SFAS 5 component of the allowance reflects historical loss experience for each loan category adjusted for trends and credit risks. The specific credit allocations are based on analyses involving a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loss analysis is performed quarterly and loss factors are updated regularly based on actual experience and trends and credit risk.

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

Liquidity and Capital Resources

      We maintain liquid assets at levels we consider adequate to meet our liquidity needs. Our liquidity ratio averaged 19.1% and 16.3% for the years ended December 31, 2005 and 2004. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

      Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning investments and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the Federal Home Loan Bank of Chicago amounted to $2.1 million at December 31, 2005 and $4.1 million at December 31, 2004. For additional information about cash flows from our operating, financing, and investing activities, see Consolidated Statements of Cash Flows included in the consolidated financial statements.

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

      Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago which provide an additional source of funds. At December 31, 2005, we had $32.7 million in advances from the Federal Home Loan Bank of Chicago. Of this amount, $4.0 million is due within one year, $12.3 million is due between one and three years, $13.1 million is due between four and five years and $3.3 million is due after five years.

      At December 31, 2005, we had outstanding commitments of $3.3 million to originate loans. This amount does not include the unfunded portion of loans in process. At December 31, 2005, certificates of deposit scheduled to mature in less than one year totaled $57.3 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits may be significantly higher upon renewal in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities.

      Liquidity. We are required to maintain liquid assets in an amount that would ensure our safe and sound operation. Our liquidity ratio at December 31, 2005 was 19.9%.

      The following table sets forth our contractual obligations and commercial commitments at December 31, 2005.

                                                     Less than
                                           Total       1 year      1-3 Years    4-5 years   After 5 Years
                                        -----------  -----------  -----------  -----------  -----------
                                                            (Dollars in thousands)
FHLB advances ........................  $    32,750  $     4,000  $    12,325  $    13,125  $     3,300
Time deposits ........................      112,887       57,272       43,314       12,301           --


                                           Total
                                          Amounts     Less than
                                         Committed     1 year      1-3 Years    4-5 years   Over 5 Years
                                        -----------  -----------  -----------  -----------  -----------
                                                            (Dollars in thousands)
Lines of credit ......................  $    14,645  $       649  $     6,147  $     7,849  $        --
Standby letters of credit (1) ........           80           80           --           --           --
Other commitments to extend credit (1)        3,345        3,345           --           --           --
                                        -----------  -----------  -----------  -----------  -----------
   Total .............................  $    18,070  $     4,074  $     6,147  $     7,849  $        --
                                        ===========  ===========  ===========  ===========  ===========

----------------
(1)   Represents amounts committed to customers.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

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

      The Board of Directors has adopted a Code of Ethics, applicable to the Chief Executive Officer, President and Chief Financial Officer. The Code of Ethics may be accessed through our website at www.ajsmithbank.com and is filed
                                               -------------------
as Exhibit 14 hereto.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------------------

      The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

      (a)(1) Financial Statements
             --------------------

            o     Report of Independent Registered Public Accounting Firm

            o Consolidated Statements of Financial Condition at December 31, 2005 and 2004

            o Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

            o Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2005, 2004 and 2003

            o Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

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

      (a)(3) Exhibits
             --------

            10.1  Employment Agreement with Thomas R. Butkus(1)

            10.2  Employment Agreement with Lyn G. Rupich(2)

            10.3  AJS Bancorp, Inc. 2003 Stock Option Plan(3)

            10.4  AJS Bancorp, Inc. 2003 Recognition and Retention Plan(3)

            10.5  Amendments to 2003 Stock Option Plan

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

      (c)   Not applicable.

-------------------
(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

(2) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 25, 2005.

(3) Incorporated by reference to the Company's registration statement on Form S-8 (commission file number 333-105598, filed on May 28, 2003).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AJS Bancorp, Inc.

Date: March 16, 2006                        By:   /s/ Thomas R. Butkus
                                                  --------------------
                                                  Thomas R. Butkus,
                                                  Chairman of the Board and
                                                  Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ Thomas R. Buktus                           By:   /s/ Lyn G. Rupich
       --------------------                                 -----------------
       Thomas R.  Butkus, Chairman of the Board             Lyn G. Rupich, President
          and Chief Executive Officer                       (Principal Executive Officer)

Date:  March 16, 2006                                 Date: March 16, 2006


By:    /s/ Pamela N. Favero                           By:   Roger L. Aurelio
        -------------------                                 ----------------
       Pamela N. Favero, Chief Financial Officer            Roger L. Aurelio, Director

Date:  March 16, 2006                                 Date: March 16, 2006


By:    Raymond J. Blake                               By:   Richard J. Nogal
       ----------------                                     ----------------
       Raymond J. Blake, Director                           Richard J. Nogal, Director

Date:  March 16, 2006                                 Date: March 16, 2006


By:    Edward S. Milen
       ---------------
       Edward S. Milen, Director

Date:  March 16, 2006