Form 10-Q
period 2006-03-31
AJS BANCORP INC
filed 2006-05-12
CIK 1144515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
Commission file number 000-33405

AJS BANCORP, INC.
(Exact name of registrant specified in its charter)

Federal	36-4485429
(State of incorporation)	(IRS Employer Identification No.)

14757 S. Cicero Avenue, Midlothian, Illinois 60445
(Address of Principal Executive Offices)

(708) 687-7400
(Issuer's telephone number, including area code)

Not Applicable
(Former Name, Former Address and Former Fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (as defined in Rule 12b-2 of the Exchange Act)

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes ☐     No ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

As of May 1, 2006 the Registrant had outstanding 2,140,207 shares of common stock.

AJS BANCORP, INC.

Form 10-Q Quarterly Report

ITEM 1. FINANCIAL STATEMENTS

AJS Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands of dollars, except share data)
(unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents
Cash and due from banks (interest-earning: 2006 -
$12,575; 2005 - $11,477)	$15,538	$14,776
Federal funds sold	5,324	454
Total cash and cash equivalents	20,862	15,230

Certificates of deposit	7,286	8,584
Securities available-for-sale	68,000	71,239
Securities held-to-maturity	219	295
Loans, net	151,097	151,768
Federal Home Loan Bank stock, at cost	3,416	3,416
Premises and equipment	4,498	4,541
Accrued interest receivable	1,028	960
Other assets	1,870	1,872

Total assets	$258,276	$257,905

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$193,140	$190,407
Federal Home Loan Bank advances	31,250	32,750
Advance payments by borrowers for taxes and insurance	1,235	1,746
Accrued interest payable and other liabilities	4,731	4,750
Total liabilities	230,356	229,653

Stockholders' equity
Preferred stock, $.01 par value, 20,000,000 shares authorized,
none issued	-	-
Common stock, $.01 par value, 50,000,000 shares authorized;
2,444,521 shares issued at March 31, 2006 and December 31, 2005	24	24
Additional paid in capital	10,340	10,839
Treasury stock (304,314 shares at March 31, 2006; 296,714
shares at December 31, 2005)	(7,115)	(6,931)
Unearned stock awards	-	(486)
Retained earnings	25,986	25,820
Accumulated other comprehensive loss	(1,315)	(1,014)
Total stockholders' equity	27,920	28,252

Total liabilities and stockholders' equity	$258,276	$257,905

See notes to consolidated financial statements.

Back to Index

AJS Bancorp, Inc.
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Interest and dividend income
Loans	$2,279	$2,341
Securities	696	597
Interest-earning deposits and other	242	323
Federal funds sold	22	15
Total interest income	3,239	3,276

Interest expense
Deposits	1,259	1,066
Federal Home Loan Bank
advances and other	328	373
Total interest expense	1,587	1,439

Net interest income	1,652	1,837
Provision for loan losses	(12)	(34)

Net interest income after provision for loan losses	1,664	1,871

Non-interest income
Service fees	118	142
Insurance commissions	71	50
Other	61	52
Total noninterest income	250	244
Non-interest expense
Compensation and employee benefits	865	871
Occupancy expense	210	206
Data processing expense	104	103
Advertising and promotion	55	101
Other	276	256
Total noninterest expense	1,510	1,537

Income before income taxes	404	578

Income taxes	150	207

Net income	$254	$371

Earnings per share
Basic	$0.12	$0.17
Diluted	0.12	$0.17
Weighted average shares - Diluted	2,141,498	2,238,632

Comprehensive loss	$(47)	$(95)

See notes to consolidated financial statements.

Back to Index

AJS Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)
	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities
Net income	$254	$371
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	69	77
Provision for loan losses	(12)	(34)
Deferred income taxes	(377)	205
Net amortization of securities	14	23
Stock award compensation expense	46	50
Stock option compensation expense	6	-
ESOP compensation expense	-	113
Federal Home Loan Bank stock dividends	-	(174)
Dividend reinvestments	(89)	(3,058)
Gain on the sale of loans	(20)	-
Changes in
Accrued interest receivable and other assets	500	43
Accrued interest payable and other liabilities	(99)	114
Net cash from operating activities	292	(2,270)

Cash flows from investing activities
Securities available-for-sale
Purchases	-	(5,525)
Maturities and principal payments	2,824	3,774
Securities held-to-maturity
Purchases	-	(200)
Maturities and principal payments	76	8
Net change in certificates of deposit	1,298	-
Net change in loans	703	5,145
Purchase of equipment	(26)	(18)
Sale of Federal Home Loan Bank stock	-	4,500
Net cash from investing activities	4,875	7,684

Cash from financing activities
Net change in deposits	2,733	(5,240)
Net change in advance payments by borrowers for taxes and insurance	(511)	(509)
Net change in Federal Home Loan Bank advances	(1,500)	(500)
Dividends paid	(88)	-
Purchase of treasury stock	(199)	(744)
Exercise of stock option	30	-
Net cash from financing activities	465	(6,993)

Net change in cash and cash equivalents	5,632	(1,579)

Cash and cash equivalents at beginning of period	15,230	17,031

Cash and cash equivalents at end of period	$20,862	$15,452

See notes to consolidated financial statements.

Back to Index

AJS Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Three months ended March 31, 2006
(in thousand of dollars)
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Stock Awards	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2004	$24	$10,830	$(4,075)	$(682)	$(189)	$24,837	$(215)	$30,530
Purchase of 30,929 shares of treasury stock	-	-	(744)	-	-	-	-	(744)
ESOP shares earned	-	66	-	-	47	-	-	113
Stock awards earned	-	-	-	50	-	-	-	50
ESOP put option	-	(111)	-	-	-	-	-	(111)
Comprehensive loss
Net income	-	-	-	-	-	371	-	371
Change in unrealized gain on securities	-	-	-	-	-	-	-	-
Available-for-sale, net of taxes	-	-	-	-	-	-	(466)	(466)
Total comprehensive loss								(95)

Balance at March 31, 2005	$24	$10,785	$(4,819)	$(632)	$(142)	$25,208	$(681)	$29,743

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Stock Awards	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2005	$24	$10,839	$(6,931)	$(486)	$-	$25,820	$(1,014)	$28,252
Transfer to additional paid in capital	-	(486)	-	486	-	-	-	-
Purchase of 8,600 shares of treasury stock	-	-	(199)	-	-	-	-	(199)
ESOP put option	-	(80)	-	-	-	-	-	(80)
Stock awards earned	-	46	-	-	-	-	-	46
Stock options compensation	-	6	-	-	-	-	-	6
Forfeit of stock awards (1,200 shares)	-	28	(28)	-	-	-	-	-
Stock awards granted (600 shares)	-	(11)	11	-	-	-	-	-
Stock options exercised (1,600 shares)	-	(2)	32	-	-	-	-	30
Cash dividend ($0.10 per share)	-	-	-	-	-	(88)	-	(88)
Comprehensive loss:	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	254	-	254
Change in unrealized loss on securities	-	-	-	-	-	-	-	-
available for sale, net of taxes	-	-	-	-	-	-	(301)	(301)
Total comprehensive loss								(47)

Balance at March 31, 2006	$24	$10,340	$(7,115)	$-	$-	$25,986	$(1,315)	$27,920

See notes to consolidated financial statements.

Back to Index

AJS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

Note 1 - Basis of Presentation

Principles of Consolidation: The accompanying consolidated interim financial statements include the accounts of AJS Bancorp, Inc. ("the Company") and its wholly owned subsidiary, A. J. Smith Federal Savings Bank ("the Bank"). All significant intercompany balances and transactions have been eliminated.

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the Company's Annual Report on Form 10-K. The December 31, 2005 balance sheet presented herein has been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K, but does not include all of the disclosures required by U. S. generally accepted accounting principles.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2006. In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings Per Share

Basic earnings per share for the three months ended March 31, 2006 and 2005 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months ended March 31, 2006 and 2005 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards. Computations for basic and diluted earnings per share are provided below.

	For the Three Months
	Ended March 31,
	2006	2005
	(in thousands, except
	per share data)
Basic
Net income	$254	$371
Weighted average common shares
outstanding	2,119	2,211

Basic earnings per common share	$0.12	$0.17

Back to Index

	For the Three Months
	Ended March 31,
	2006	2005
	(in thousands, except
	per share data)
Diluted
Net income	$254	$371
Weighted average common shares
outstanding	2,119	2,211
Dilutive effect of stock awards	3	5
Dilutive effect of stock options	19	23

Diluted average common shares	2,141	2,239

Diluted earnings per common share	$0.12	$0.17

There were no shares that were anti-dilutive for the period ended March 31, 2006 and 2005.

Note 3 - Stock Plans and Stock Based Compensation

At March 31, 2006 the Company had a stock option plan and a recognition and retention plan.

Under the stock option plan, certain key employees are granted options to purchase shares of the Company’s Common Stock at fair value at the date of the grant. All stock options have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted.  The Company adopted the stock plan in May 2003 under the terms of which options for 114,685 shares of the Company's common stock were granted to directors, officers, and employees. The options generally become exercisable in equal installments over a five-year period from the date of grant, and they expire ten years from the date of grant. No option may be exercised if such exercise would cause the mutual holding company to own fewer than a majority of the total number of shares outstanding. There were 1,200 options granted and 1,600 options exercised during the three months ended March 31, 2006. There were no options granted or exercised during the three months ended March 31, 2005.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share Based Payment." The Company elected to utilize the modified prospective transition method; therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date.

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Under the modified prospective method, unvested awards, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R.

Back to Index

A summary of the status of the Company's stock option plan and changes during the three months ended March 31, 2006 and 2005 is presented below:

	For the Three Months
	Ended March 31,
	2006		2005
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	105,685	$18.75	112,685	$18.75
Granted	1,200	23.75	-	-
Exercised	(1,600)	18.75	-	-
Forfeited	(2,400)	18.75	(800)	18.75

Outstanding at end of period	102,885	$18.81	111,885	$18.75

	2006	2005

Options exercisable at end of period	40,674	26,537
Intrinsic value of options outstanding	$487,700	$587,400
Intrinsic value of options exercisable	$192,800	$143,500
Average remaining option term	7.1 years	8.1 years

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model.  This model requires the input of subjective assumptions that will have an impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors.  Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant.  The Company uses historical data to estimate option exercises and employee terminations within the valuation model.  Estimated forfeitures are based on historical forfeiture rates of approximately 4.7%. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The pro forma effects are computed using option pricing models using the following weighted-average assumptions as of grant date for options granted during the period ended March 31, 2006.

2006

Risk-free interest rate	4.71%
Expected option life	2.167 years
Expected stock price volatility	10.11%
Dividend yield	1.68%

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of options exercised during the first quarter of 2006 was $8,000. The Company recorded $6,000 in stock compensation expense during the three months ended March 31, 2006 to salaries and employee benefits.

Prior to 2006, the Company applied Accounting Principles Board ("APB") Opinion 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost was recognized at the date of grant. Had compensation cost been determined based on the fair value at the grant dates for

Back to Index

awards under the plan consistent with the method of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share for the three months ended March 31, 2005 would have been reduced to the pro forma amounts in the table below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period.

For the Three Months
Ended March 31, 2005
(in thousands, except
per share data)

Net income as reported	$371
Pro forma net income	365
Earnings per share as reported
Basic	0.17
Diluted	0.17
Pro forma earnings per share
Basic	0.17
Diluted	0.16

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2006 and beyond is estimated in the table below. These figures represent gross expense, forfeitures are expected to reduce this cost. We estimate our forfeiture rate for the stock option plan to be 4.6%.

Year	(in thousands)

April 2006 - December 2006	$52
2007	58
2008	22
Total	$132

Pursuant to its 2003 stock-based incentive plan, the Company awarded 58,971 shares of restricted stock in May 2003. These shares vest over a five-year period. The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders' equity. Compensation expense for restricted stock awards totaled $46,000 and $50,000 for the three months ended March 31, 2006 and 2005, respectively. Compensation expense for restricted stock awards is reported net of forfeitures. We estimate our forfeiture rate of the restricted stock awards to be 3.0%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

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

Back to Index

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

The following discussion compares the financial condition of the Company at March 31, 2006 to its financial condition at December 31, 2005 and the results of operations for the three-month period ended March 31, 2006 to the same period in 2005. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at March 31, 2006 were $258.3 million compared to $257.9 million at December 31, 2005, an increase of $371,000, or 0.1%. The increase in total assets primarily reflects an increase in cash and cash equivalents partially offset by decreases in certificates of deposit, securities and loans receivable. Cash and cash equivalents increased $5.6 million or 37.0% to $20.9 million from $15.2 million. Certificates of deposit decreased $1.3 million or 15.1% to $7.3 million at March 31, 2006 compared to $8.6 million at December 31, 2005. Securities decreased $3.3 million or 4.6% to $68.2 million as of March 31, 2006 from $71.5 million as of December 31, 2005. Loans receivable decreased $671,000 to $151.1 million at March 31, 2006 from $151.8 million at December 31, 2005. The decrease in certificates of deposit was due to maturities in the portfolio and the decrease in securities was due to principal repayments and maturities. The decrease in loans occurred in the conventional fixed-rate, adjustable-rate and home equity type mortgage loan types. This is primarily due to seasonal reductions in loan volume that generally occur during the first quarter of the year, as well as reductions in refinancing activity.

The Company had non-performing assets of $745,000 as of March 31, 2006 and $394,000 as of December 31, 2005. The increase in non-performing assets primarily reflects the addition of one $278,000 delinquent commercial loan. We do not anticipate incurring a loss on this property. The allowance for loan losses was $1.7 million at March 31, 2006 and at December 31, 2005. This represents a ratio of allowance for loan losses to gross loans receivable of 1.11% at March 31, 2006 and at December 31, 2005. The allowance for loan losses to non-performing loans was 228.32% at March 31, 2006 compared to 431.73% at December 31, 2005.

Total liabilities at March 31, 2006 were $230.4 million compared to $229.7 million at December 31, 2005, an increase of $703,000, reflecting an increase in deposits, offset by decreases in FHLB advances and advance payments by borrowers for taxes and insurance. Total deposits increased $2.7 million, or 1.4%, to $193.1 million at March 31, 2006 from $190.4 million at December 31, 2005. This increase in deposit was primarily in certificates of deposit and checking accounts. FHLB advances decreased to $31.3 million at March 31, 2006 from $32.8 million at December 31, 2005. Advance payments by borrowers for taxes and insurance decreased $511,000 to $1.2 million at March 31, 2006 from $1.7 million at December 31, 2005. This decrease was the result of normal timing differences associated with the payments of county real estate taxes.

Total stockholders' equity decreased to $27.9 million at March 31, 2006 from $28.3 million at December 31, 2005. The decrease in stockholders' equity was primarily due to the repurchase of 8,600 shares of the

Back to Index

Company's stock at an average price of $23.12 per share totaling $199,000 combined with an increase in other comprehensive loss. The Board of Directors has authorized the repurchase of 267,000 shares of the Company's stock, and has 60,724 shares remaining to be repurchased under the current repurchase plan. Other comprehensive loss increased due to a decrease in the market value of securities available for sale. Repurchased shares are classified as treasury shares, but are not considered outstanding and are not included when calculating earnings per share or book value information.

The Company paid a quarterly dividend of $0.10 cents per share on February 24, 2006 to stockholders of record as of February 10, 2006. In addition, the Company’s Board of Directors announced that it has declared a second quarterly dividend of $0.10 cents per share payable on May 26, 2006, to stockholders of record on May 12, 2006. AJS Bancorp, MHC (the "MHC") waived 100% of the February dividend and intends to waive 100% of the May dividend declaration. As of March 31, 2006, the Company held cash totaling $20.9 million. At March 31, 2006 the Bank’s tier 1 capital as well as its tangible capital ratio was 11.1%, and its risk-based capital ratio was 23.4%.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

Net income decreased $117,000 to $254,000 for the quarter ended March 31, 2006 compared to the same period in 2005. The return on average assets decreased to .40% for the quarter ended March 31, 2006 from 0.55% for the same period in 2005. The decrease was due to a decrease in net interest income partially offset by a decrease in non-interest expense. Total interest income decreased by $37,000 or 1.1% to $3.2 million for the quarter ended March 31, 2006 as compared to $3.3 million for the same quarter in 2005. The decrease was due to a $62,000 decrease in income earned on loans, and a $81,000 decrease in income earned on interest earning deposits, partially offset by a $99,000 increase in income earned on securities. Interest income on loans decreased due to lower average balances for the comparable quarters ended March 31, 2006 and 2005. Interest income earned on interest earning deposits decreased primarily due to lower average balances and lower interest income earned on FHLB stock during the comparable quarters. Interest income earned on securities increased due to higher average balances and higher interest earned for the comparable quarters ending March 31, 2006 and 2005. The average balance for loans for the three months ended March 31, 2006 was $152.9 million with an average yield of 5.97% compared to an average balance of $161.8 million with an average yield of 5.79% for the same quarter in 2005. The average balance for interest-earning deposits for the three months ended March 31, 2006 was $23.5 million with an average yield of 4.07% compared to an average balance of $29.0 million with an average yield of 4.46% for the same quarter in 2005. The average balance for securities for the three months ended March 31, 2006 was $71.3 million with an average yield of 3.90% compared to an average balance of $66.2 million with an average yield of 3.55% for the same quarter in 2005. Average interest earning assets were $249.8 million and $259.7 million during the comparative 2006 and 2005 quarters while the average yield was 5.18% and 5.03%, respectively.

Total interest expense increased $148,000 to $1.6 million at March 31, 2006 from $1.4 million at March 31, 2005. The increase in interest expense was primarily due to the increased cost of deposits offset by a decrease in the cost of Federal Home Loan Bank ("FHLB") advances. The average cost of deposits at March 31, 2006 was 2.64% as compared to 2.19% at March 31, 2005. The increase in the cost of deposits was primarily due to rising short-term interest rates. Interest expense on FHLB advances decreased by $45,000 or 12.1% to $328,000 for the quarter ended March 31, 2006 from $373,000 for the same quarter in 2005. This was due to a decrease in the average FHLB advance balances for the quarter ended March 31, 2006 compared to the same quarter in 2005. The average FHLB advance balance was $31.6 million and the average cost was 4.15% for the quarter ended March 31, 2006 compared to an average balance of $36.1 million and an average cost of 4.13% for the same quarter in 2005. The average cost of interest-bearing liabilities increased to 2.86% for the three months ended March 31, 2006 from 2.49% for the same period ended 2005.

Our net interest rate spread decreased 21 basis points to 2.33% for the quarter ended March 31, 2006 from 2.54% for the same period in 2005, while our net interest margin decreased 18 basis points to 2.64% for the

Back to Index

quarter ended March 31, 2006 from 2.82% for the same period in March 31, 2005. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 112.45% for the three months ended March 31, 2006 from 112.48% for the same period in 2005.

The Company recorded a negative provision of $12,000 for the three months ended March 31, 2006, and a negative provision of $34,000 for the three months ended March 31, 2005. The negative provisions were due to a combination of loan loss recoveries and our review of losses inherent in our loan portfolio. Loan provisions made are to maintain the allowance to reflect management's estimates of losses inherent in our loan portfolio. At this time, management felt no additional provisions were necessary. Should any unforeseen risks present themselves however, management may need to increase this provision in the future. At March 31, 2006 and December 31, 2005 our allowance for loan losses was $1.7 million or 1.11% of total loans. Non-performing assets as a percentage of total assets was 0.29% at March 31, 2006 and 0.15% at December 31, 2005.

Non-interest income increased $6,000 to $250,000 for the quarter ended March 31, 2006 from $244,000 for the comparable quarter in 2005. The increase in non-interest income was the result of a $21,000 increase in insurance commissions and a $9,000 increase in other non-interest income items, offset by a $24,000 decrease in service charges on accounts. The increase in insurance commission is primarily due to the higher sales of variable and fixed-rate annuities. The increase in other non-interest items was primarily due to an increase in the gain on the sale of loans designated for sale, offset in part by a reduction in correspondent fee income. The decrease in service charges on accounts is primarily due to a decrease in prepayment penalty income on commercial loans offset by an increase in service charge income on NOW accounts.

Non-interest expense decreased by $27,000 to $1.5 million for the quarters ended March 31, 2006 and March 31, 2005. The decrease in non-interest expense for the comparable quarters was primarily due to a $46,000 decrease in advertising and promotion costs, offset by a $20,000 increase in other non-interest expense during the quarter ended March 31, 2006. Advertising and promotion costs decreased due to less advertising of deposit specials for the March 31, 2006 quarter when compared to the quarter ended March 31, 2005. Other non-interest expense increased primarily due to the increase in the cost of stationary, printing, office supplies, and postage.

Our federal and state taxes decreased $57,000 to $150,000 for the quarter ended March 31, 2006 from $207,000 in the same period of 2005. This is primarily the result of lower pretax income for the quarter ended March 31, 2006.
LIQUIDITY

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Bank invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At March 31, 2006, cash and cash equivalents totaled $20.9 million. At March 31, 2006, the Bank had commitments to fund loans of $3.0 million, available lines of credit of $15.4 million, and standby letters of credit of $160,000. At March 31, 2006, certificates of deposit represented 60.6% of total deposits. The Bank expects to retain these deposit accounts. In addition, the Bank has borrowing capacity for an additional $42.4 million from the FHLB without providing additional collateral. The Bank considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of March 31, 2006:

Back to Index

	Actual	Required			Excess
(Dollars in thousands)	Amount	Amount	%	%	Amount	%

Core capital
(to adjusted total assets)	$29,005	11.1%	$10,419	4.0%	$18,586	7.1%
Risk-based capital
to (risk-weighted assets)	30,641	23.4	10,470	8.0	20,171	15.4

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

In past years, many savings associations have measured interest rate sensitivity by computing the "gap" between the assets and liabilities that are expected to mature or reprice within certain time periods based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the Office of Thrift Supervision. However, the Office of Thrift Supervision now requires the computation of amounts by which the net present value of an institution's cash flow from assets, liabilities, and off-balance-sheet items (the institution's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. The Office of Thrift Supervision model estimates the economic value of each type of asset, liability, and off-balance-sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. A basis point equals one hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 7% to 8% would mean, for example, a 100 basis point increase in the "Change in Interest Rates" column below. The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on

Back to Index

information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

The following table sets forth as of December 31, 2005 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. The Company anticipates that the March 31, 2006 Net Portfolio Value will be similar to the December 31, 2005 table shown below.

Change in				NPV as % of
Interest Rates				Portfolio Value of Assets
in Basis Points	Net Portfolio Value			NPV	Basis Point
(Rate Shock)	Amount	$ Change	% Change	Ratio	Change
	(Dollars in thousands)

300	28,638	(8,266)	(22)%	11.41%	(248)
200	31,497	(5,407)	(15)	12.30	(159)
100	34,425	(2,479)	(7)	13.19	(70)
Static	36,904	-	-	13.89	-
-100	38,671	1,767	5	14.34	45
-200	38,856	1,952	5	14.27	38

The table above indicates that at December 31, 2005, in the event of a 200 basis point increase in interest rates, we would experience a 15% decrease in net portfolio value. A 100 basis point decrease in interest rate would result in a 5% increase in net portfolio value. All model outputs associated with the -300 basis point scenarios are not applicable because of the low prevailing interest rate environment.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer, President and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange commission's rules and forms. There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Back to Index

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

ITEM 1A. RISK FACTORS.

There are no changes in the risk factors previously disclosed in the registrants annual report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company's second repurchase plan was announced on May 18, 2004 and allows for the repurchase of 117,000 shares of the Company's stock, which represented approximately 5% of the Company's outstanding shares. Increases to the Company's second repurchase plan were announced on March 22, 2005 and on October 18, 2005. They allow an additional 100,000 and 50,000 shares respectively, to be added to the current stock repurchase program.

Issuer purchases of equity securities during the prior three months:

				Maximum
			Total number	number of
			of shares	shares that may
			purchased	be purchased
	Total	Average	under publicly	under the
	number of shares	price paid	announced	repurchase
	purchased	per share	plan	plan

January 1 - January 31	3,500	$23.09	201,176	267,000
February 1 - February 28	3,100	23.12	204,276	267,000
March 1 - March 31*	2,000	23.15	206,276	267,000

 *Includes 2,000 shares purchased during March 2006, settled in April 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

Back to Index

ITEM 6. EXHIBITS.

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

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AJS BANCORP, INC.

Date: May 10, 2006	/s/ Thomas R. Butkus
Thomas R. Butkus
Chief Executive Officer and Chairman of the Board

Date: May 10, 2006	/s/ Lyn G. Rupich
Lyn G. Rupich
President and Chief Operating Officer

Back to Index