Form 10-Q
period 2006-06-30
AJS BANCORP INC
filed 2006-08-11
CIK 1144515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
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

Large Accelerated Filer (_)	Accelerated Filer (_)	Non-Accelerated Filer (X)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes            No    X

As of August 3, 2006 2,135,572 shares of the issuer’s common stock were issued and outstanding

Back to Index

AJS BANCORP, INC.

Form 10-Q Quarterly Report

Back to Index

ITEM 1. FINANCIAL STATEMENTS

AJS Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands of dollars, except share data)
(unaudited)
	June 30,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents
Cash and due from banks (interest-earning:	2006	-
$14,003; 2005 - $11,477)	$17,186	$14,776
Federal funds sold	7,211	454
Total cash and cash equivalents	24,397	15,230

Certificates of deposit	6,786	8,584
Securities available-for-sale	65,166	71,239
Securities held-to-maturity	214	295
Loans, net	149,376	151,768
Federal Home Loan Bank stock, at cost	2,798	3,416
Premises and equipment	4,447	4,541
Accrued interest receivable	1,019	960
Other assets	2,435	1,872

Total assets	$256,638	$257,905

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$192,301	$190,407
Federal Home Loan Bank advances	29,750	32,750
Advance payments by borrowers for taxes and insurance	1,803	1,746
Accrued interest payable and other liabilities	4,956	4,750
Total liabilities	228,810	229,653

Stockholders' equity
Preferred stock, $.01 par value, 20,000,000 shares authorized,
none issued	-	-
Common stock, $.01 par value, 50,000,000 shares authorized;
2,444,521 shares issued at June 30, 2006 and December 31, 2005	24	24
Additional paid in capital	10,325	10,839
Treasury stock (308,949 shares at June 30, 2006; 296,714
shares at December 31, 2005)	(7,225)	(6,931)
Unearned stock awards	-	(486)
Retained earnings	26,138	25,820
Accumulated other comprehensive loss	(1,434)	(1,014)
Total stockholders' equity	27,828	28,252

Total liabilities and stockholders' equity	$256,638	$257,905

See notes to consolidated financial statements.

Back to Index

AJS Bancorp, Inc.
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
	2006	2005	2006	2005
Interest and dividend income
Loans	$2,309	$2,283	$4,588	$4,624
Securities	692	655	1,388	1,252
Interest-earning deposits and other	287	262	529	585
Federal funds sold	37	18	59	33
Total interest income	3,325	3,218	6,564	6,494

Interest expense
Deposits	1,365	1,139	2,624	2,205
Federal Home Loan Bank
advances and other	321	356	649	729
Total interest expense	1,686	1,495	3,273	2,934

Net interest income	1,639	1,723	3,291	3,560
Provision (reduction) for loan losses	-	(58)	(12)	(92)

Net interest income after provision for
loan losses	1,639	1,781	3,303	3,652

Noninterest income
Service fees	135	121	253	263
Insurance commissions	37	56	108	106
Gain on sale of loans	15	9	34	9
Other	52	48	94	100
Total noninterest income	239	234	489	478
Noninterest expense
Compensation and employee benefits	852	872	1,717	1,743
Occupancy expense	210	210	420	416
Data processing expense	86	96	190	199
Advertising and promotion	75	122	130	222
Other	266	260	542	517
Total noninterest expense	1,489	1,560	2,999	3,097

Income before income taxes	389	455	793	1,033

Income taxes	149	126	299	333

Net income	$240	$329	$494	$700

Earnings per share
Basic	$0.11	$0.15	$0.23	$0.32
Diluted	0.11	0.15	0.23	$0.32
Weighted average shares - Diluted	2,135,615	2,195,832	2,134,124	2,217,096

Comprehensive income	$121	$618	$74	$523

See notes to consolidated financial statements.

Back to Index

AJS Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)
	Six Months Ended
	June 30,
	2006	2005

Cash flows from operating activities
Net income	$494	$700
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	135	152
Provision for loan losses	(12)	(92)
Deferred income taxes	(377)	205
Net amortization of securities	35	47
Stock award compensation expense	100	98
Stock option compensation expense	29	-
ESOP compensation expense	-	274
Federal Home Loan Bank stock dividends	-	(294)
Dividend reinvestments	(186)	(288)
Gain on the sale of loans	(34)	(9)
Changes in
Loans held for sale	-	(77)
Accrued interest receivable and other assets	20	(221)
Accrued interest payable and other liabilities	34	1,988
Net cash from operating activities	238	2,483

Cash flows from investing activities
Securities available-for-sale
Purchases	(2,000)	(19,922)
Maturities and principal payments	7,539	6,526
Securities held-to-maturity
Purchases	-	(200)
Maturities and principal payments	81	16
Net change in certificates of deposit	1,798	(699)
Net change in loans	2,438	10,102
Purchase of equipment	(41)	(21)
Sale of Federal Home Loan Bank stock	618	4,500
Net cash from investing activities	10,433	302

Cash from financing activities
Net change in deposits	1,894	(2,221)
Net change in advance payments by borrowers for taxes and insurance	57	88
Net change in Federal Home Loan Bank advances	(3,000)	(2,500)
Dividends paid	(176)	-
Purchase of treasury stock	(309)	(2,449)
Exercise of stock option	30	120
Net cash from financing activities	(1,504)	(6,962)

Net change in cash and cash equivalents	9,167	(4,177)

Cash and cash equivalents at beginning of period	15,230	17,031

Cash and cash equivalents at end of period	$24,397	$12,854

See notes to consolidated financial statements.

Back to Index

AJS Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Six months ended June 30, 2006
(in thousands of dollars)
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Stock Awards	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2004	$24	$10,830	$(4,075)	$(682)	$(189)	$24,837	$(215)	$30,530
Purchase of 102,202 shares of treasury stock	-	-	(2,449)	-	-	-	-	(2,449)
ESOP shares earned	-	179	-	-	95	-	-	274
Stock awards earned	-	-	-	98	-	-	-	598
ESOP put option	-	(144)	-	-	-	-	-	(144)
Stock options exercised (6,000 shares)	-	-	120	-	-	-	-	120
Comprehensive loss
Net income	-	-	-	-	-	700	-	700
Change in unrealized gain on securities	-	-	-	-	-	-	-	-
Available-for-sale, net of taxes	-	-	-	-	-	-	(177)	(177)
Total comprehensive loss								523

Balance at June 30, 2005	$24	$10,865	$(6,404)	$(584)	$(94)	$25,537	$(392)	$28,952

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Stock Awards	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2005	$24	$10,839	$(6,931)	$(486)	$25,820	$(1,014)	$28,252
Transfer to additional paid in capital	-	(486)	-	486	-	-	-
Purchase of 13,235 shares of treasury stock	-	-	(309)	-	-	-	(309)
ESOP put option	-	(172)	-	-	-	-	(172)
Stock awards earned	-	100	-	-	-	-	100
Stock options compensation	-	29	-	-	-	-	29
Forfeit of stock awards (1,200 shares)	-	28	(28)	-	-	-	-
Stock awards granted (600 shares)	-	(11)	11	-	-	-	-
Stock options exercised (1,600 shares)	-	(2)	32	-	-	-	30
Cash dividend ($0.20 per share)	-	-	-	-	(176)	-	(176)
Comprehensive loss:
Net income	-	-	-	-	494	-	494
Change in unrealized loss on securities
available for sale, net of taxes	-	-	-	-	-	(420)	(420)
Total comprehensive income							74

Balance at June 30, 2006	$24	$10,325	$(7,225)	$-	$26,138	$(1,434)	$27,828

See notes to consolidated financial statements.

Back to Index

AJS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

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

Note 2 - Earnings Per Share

Basic earnings per share for the three months ended June 30, 2006 and 2005 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months ended June 30, 2006 and 2005 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards. Computations for basic and diluted earnings per share are provided below.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(in thousands, except		(in thousands, except
	per share data)		per share data)
Basic
Net income	$240	$329	$494	$700
Weighted average common shares
outstanding	2,117	2,169	2,117	2,190

Basic earnings per common share	$0.11	$0.15	$0.23	$0.32

Back to Index

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(in thousands, except		(in thousands, except
	per share data)		per share data)
Diluted
Net income	$240	$329	$494	$700
Weighted average common shares
outstanding	2,117	2,169	2,117	2,190
Dilutive effect of stock awards	3	4	3	4
Dilutive effect of stock options	16	22	14	23

Diluted average common shares	2,136	2,196	2,134	2,217

Diluted earnings per common share	$0.11	$0.15	$0.23	$0.32

There were no shares that were anti-dilutive for the period ended June 30, 2006 and 2005.

Note 3 - Stock Plans and Stock Based Compensation

At June 30, 2006 the Company had a stock option plan and a recognition and retention plan.

Under the stock option plan, certain key employees are granted options to purchase shares of the Company's Common Stock at fair value at the date of the grant. All stock options have an exercise price that is at least equal to the fair market value of the Company's stock on the date the options were granted.  The Company adopted the stock plan in May 2003 under the terms of which options for 114,685 shares of the Company's common stock were granted to directors, officers, and employees. The options generally become exercisable in equal installments over a five-year period from the date of grant, and they expire ten years from the date of grant. No option may be exercised if such exercise would cause the mutual holding company to own fewer than a majority of the total number of shares outstanding. There were 1,200 options granted and 1,600 options exercised during the six months ended June 30, 2006. There were no options granted and 6,000 options exercised during the six months ended June 30, 2005.

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

Back to Index

A summary of the status of the Company's stock option plan and changes during the six months ended June 30, 2006 and 2005 is presented below:

	For the Six Months
	Ended June 30,
	2006		2005
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	105,685	$18.75	112,685	$18.75
Granted	1,200	23.75	-	-
Exercised	(1,600)	18.75	(6,000)	18.75
Forfeited	(2,400)	18.75	(1,000)	18.75

Outstanding at end of period	102,885	$18.81	105,685	$18.75

			2006	2005

Options exercisable at end of period			61,411	42,274
Intrinsic value of options outstanding			$636,900	$517,900
Intrinsic value of options exercisable			$380,100	$207,100
Average remaining option term			7 years	8 years

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model.  This model requires the input of subjective assumptions that will have an impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company's stock, and other factors.  Expected dividends are based on dividend trends and the market price of the Company's stock price at grant.  The Company uses historical data to estimate option exercises and employee terminations within the valuation model.  Estimated forfeitures are based on historical forfeiture rates of approximately 4.7%. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The pro forma effects are computed using option pricing models using the following weighted-average assumptions as of grant date for options granted during the period ended June 30, 2006.

	2006

Risk-free interest rate	4.71%
Expected option life	2.167	years
Expected stock price volatility	10.11%
Dividend yield	1.68%

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of options exercised during the six months ended June 30, 2006 was $8,000. There were no options exercised during the second quarter of 2006. The Company recorded $29,000 in stock compensation expense during the six months ended June 30, 2006 to salaries and employee benefits.

Prior to 2006, the Company applied Accounting Principles Board ("APB") Opinion 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost was recognized at

Back to Index

the date of grant. Had compensation cost been determined based on the fair value at the grant dates for awards under the plan consistent with the method of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share for the three months and six months ended June 30, 2005 would have been reduced to the pro forma amounts in the table below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period.

	For the Three Months	For the Six Months
	Ended June 30,	Ended June 30,
	2005	2005
	(in thousands, except	(in thousands, except
	per share data)	per share data)

Net income as reported	$329	$700
Pro forma net income	323	688
Earnings per share as reported
Basic	0.15	0.32
Diluted	0.15	0.32
Pro forma earnings per share
Basic and diluted	0.15	0.31

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2006 and beyond is estimated in the table below. These figures represent gross expense forfeitures are expected to reduce this cost. We estimate our forfeiture rate for the stock option plan to be 4.7%.

Year	(in thousands)

July 2006 - December 2006	$29
2007	58
2008	22

Total	$109

Pursuant to its 2003 stock-based incentive plan, the Company awarded 58,971 shares of restricted stock in May 2003. These shares vest over a five-year period. The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders' equity. Compensation expense for restricted stock awards totaled $46,000 and $50,000 for the six months ended June 30, 2006 and 2005, respectively. Compensation expenses totaled $97,000 and $98,000 for the six months ended June 30, 2006 and 2005, respectively. Compensation expense for restricted stock awards is reporting net of forfeitures. We estimate our forfeiture rate of the restricted stock awards to be 3.0%.

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

The following discussion compares the financial condition of the Company at June 30, 2006 to its financial condition at December 31, 2005 and the results of operations for the three- and six-month periods ended June 30, 2006 to the same periods in 2005. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at June 30, 2006 were $256.6 million compared to $257.9 million at December 31, 2005, a decrease of $1.3 million, or 0.5%. The decrease in total assets reflects decreases in certificates of deposit, securities, loans receivable and Federal Home Loan Bank (“FHLB”) stock, partially offset by an increase in cash and cash equivalents. Certificates of deposit decreased $1.8 million or 21.0% to $6.8 million at June 30, 2006 compared to $8.6 million at December 31, 2005. Securities decreased $6.1 million or 8.6% to $65.4 million at June 30, 2006 from $71.5 million at December 31, 2005. Loans receivable decreased $2.4 million to $149.4 million at June 30, 2006 from $151.8 million at December 31, 2005. The decrease in certificates of deposit was due to maturities in the portfolio. The decrease in securities was due to principal repayments and maturities. The decrease in loans occurred in the conventional fixed-rate, adjustable-rate and home equity mortgage loan types. This is primarily due to the fact that the Company is currently selling the majority of the 30- and 15-year conventional fixed-rate mortgages it originates, as well as reductions in the Company’s refinancing activity.

The allowance for loan losses was $1.7 million at June 30, 2006 and at December 31, 2005. This represents a ratio of allowance for loan losses to gross loans receivable of 1.13% at June 30, 2006 and 1.11% at December 31, 2005. The Company had non-performing assets of $950,000 as of June 30, 2006 and $394,000 as of December 31, 2005. The increase in non-performing loans primarily reflects an increase in the principal balance of loans that are delinquent and a slight increase in the number of delinquent loans. The allowance for loan losses to non-performing loans was 179.05% at June 30, 2006 compared to 431.73% at December 31, 2005.

Total liabilities at June 30, 2006 were $228.8 million compared to $229.7 million at December 31, 2005, a decrease of $843,000, reflecting a decrease in FHLB advances, offset by an increase in deposits. Total deposits increased $1.9 million, or 1.0%, to $192.3 million at June 30, 2006 from $190.4 million at December 31, 2005. This increase in deposits was primarily in certificates of deposits and demand deposit accounts. FHLB advances decreased to $29.8 million at June 30, 2006 from $32.8 million at December 31, 2005.

Total stockholders' equity decreased to $27.8 million at June 30, 2006 from $28.3 million at December 31, 2005. The decrease in stockholders' equity was primarily due to the repurchase of 13,235 shares of the Company's stock at an average price of $23.40 per share totaling $309,000 combined with an increase in other comprehensive loss. 3,216 shares were repurchased from employee participants in the recognition and

Back to Index

retention plan (“RRP”) to satisfy the tax liability due on the vesting of the underlying RRP shares. Shares repurchased in conjunction with RRP vesting are repurchased outside the publicly announced repurchase program. The Board of Directors has authorized the repurchase of 267,000 shares of the Company's stock, and has 59,305 shares remaining to be repurchased under the current repurchase plan. Other comprehensive loss increased due to a decrease in the market value of securities available for sale. Repurchased shares are classified as treasury shares, but are not considered outstanding and are not included when calculating earnings per share or book value information.

The Company paid a quarterly dividend of $0.10 cents per share on May 26, 2006 to stockholders of record as of May 12, 2006. In addition, the Company's Board of Directors announced that it has declared a third quarter dividend of $0.10 cents per share payable on August 25, 2006, to stockholders of record on August 11, 2006. AJS Bancorp, MHC (the "MHC") waived 100% of the May dividend and intends to waive 100% of the August dividend declaration. As of June 30, 2006, the Company held cash totaling $24.4 million. At June 30, 2006 the Bank's tier 1 capital as well as its tangible capital ratio was 11.5%, and its risk-based capital ratio was 23.9%.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE  30, 2006 AND JUNE 30, 2005

Net income decreased $89,000 to $240,000 for the quarter ended June 30, 2006 compared to the same period in 2005. The return on average assets decreased to 0.37% for the quarter ended June 30, 2006 from 0.50% for the same period in 2005. The decrease was due to a decrease in net interest income partially offset by a decrease in non-interest expense. Total interest income increased by $107,000 or 3.3% to $3.3 million for the quarter ended June 30, 2006 as compared to $3.2 million for the same quarter in 2005. The increase was due to increases in all interest income earning categories which include interest income earned on loans, securities, interest earning deposits and federal funds sold, with the largest percentage increases occurring on interest earning deposits and federal funds sold. Income earned on interest earning deposits increased $25,000 or 9.5% for the comparable quarters, while income earned on federal funds sold increased $19,000 or 105.6% for the comparable period. Interest income earned on interest earning deposits increased primarily due to an increase in the interest earned on the average interest-earning deposit balances, even while the average interest-earning deposit balances decreased for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The average balance for interest-earning deposits decreased to $25.1 million for the three months ended June 30, 2006 while the average balance for interest-earning deposits was $25.5 million for the same period last year. The average yield increased to 4.57% on interest-earning deposits while for the same quarter last year the average yield was 4.11%. Interest income earned on federal funds sold increased due to higher average balances and higher interest earned for the comparable quarters ending June 30, 2006 and 2005. The average balance for federal funds sold for the three months ended June 30, 2006 was $3.3 million with an average yield of 4.66% compared to an average balance of $2.7 million with an average yield of 2.81% for the same quarter in 2005.

Total interest expense increased $191,000 to $1.7 million at June 30, 2006 from $1.5 million at June 30, 2005. The increase in interest expense was primarily due to the increased cost of deposits offset by a decrease in the cost of Federal Home Loan Bank ("FHLB") advances. The average cost of deposits at June 30, 2006 was 2.83% as compared to 2.33% at June 30, 2005. The increase in the cost of deposits was primarily due to rising short-term interest rates. Interest expense on FHLB advances decreased by $35,000 or 9.8% to $321,000 for the quarter ended June 30, 2006 from $356,000 for the same quarter in 2005. This was due to a decrease in the average FHLB advance balances for the quarter ended June 30, 2006 compared to the same quarter in 2005. The average FHLB advance balance was $30.1 million and the average cost was 4.27% for the quarter ended June 30, 2006 compared to an average balance of $34.4 million and an average cost of 4.14% for the same quarter in 2005. The average cost of interest-bearing liabilities increased to 3.02% for the three months ended June 30, 2006 from 2.60% for the same period ended 2005.

Back to Index

Our net interest rate spread decreased 10 basis points to 2.30% for the quarter ended June 30, 2006 from 2.40% for the same period in 2005, while our net interest margin decreased 6 basis points to 2.62% for the quarter ended June 30, 2006 from 2.68% for the same period in June 30, 2005. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 112.01% for the three months ended June 30, 2006 from 112.02% for the same period in 2005.

The Company did not record any provision for loan losses for the three months ended June 30, 2006, and a negative provision of $58,000 for the three months ended June 30, 2005. The negative provision recorded in 2005 was due to a combination of loan loss recoveries and our review of losses inherent in our loan portfolio. Loan provisions made are to maintain the allowance to reflect management's estimates of losses inherent in our loan portfolio. At this time, management believes no additional provisions are necessary. Should any unforeseen risks present themselves however, management may need to increase this provision in the future. At June 30, 2006 and December 31, 2005 our allowance for loan losses was $1.7 million or 1.13% and 1.11% of total loans, respectively. Non-performing assets as a percentage of total assets was 0.37% at June 30, 2006 and 0.15% at December 31, 2005.

Non-interest income remained fairly stable at $239,000 for the quarter ended June 30, 2006 compared to $234,000 for the comparable quarter in 2005. Insurance commissions decreased $19,000 or 33.9% to $37,000 for the quarter ended June 30, 2006 compared to $56,000 for the quarter ended June 30, 2005. This decrease was offset by a $14,000 increase in service charges on accounts, a $6,000 increase in gain on loans held for sale, and a $4,000 increase in other non-interest income items. The decrease in insurance commissions is due to lower sales of variable and fixed-rate annuities. The increase in service charges on accounts is primarily due to an increase in prepayment penalties on commercial loans due to an early pay off of a loan and an increase in service charges on checking accounts. The increase in gain on loans held for sale in primarily due to an increase in the volume of loans sold during the quarter ended June 30, 2006 when compared to the same period in 2005. There were eight loans totaling $1.0 million sold during the quarter ended June 30, 2006 compared to two loans totaling $420,000 sold during the quarter ended June 30, 2005.

Non-interest expense decreased by $71,000 to $1.5 million for the quarter ended June 30, 2006 compared to $1.6 million for the same quarter in 2005. The decrease was primarily due to decreases in salaries and employee benefits, advertising and promotion, and data processing costs. Salaries and employee benefits decreased $20,000 to $852,000 for the quarter ended June 30, 2006 compared to $872,000 for the same period in 2005. The decrease was primarily due to the reduction of costs associated with the Employee Stock Ownership Plan (“ESOP”). The shares in the ESOP fully vested at December 31, 2005. Advertising and promotion costs fell $47,000 to $75,000 for the quarter ended June 30, 2006 compared to $122,000 for the same period in 2005. Advertising and promotion costs decreased primarily due to a reduction in newspaper advertising. Data processing costs decreased $10,000 to $86,000 for the quarter ended June 30, 2006 compared to $96,000 for the same period in 2005. The decrease in data processing costs was primarily due to the company realizing a one-time savings on bundled purchases of software packages.

Our federal and state taxes increased $23,000 to $149,000 for the quarter ended June 30, 2006 from $126,000 in the same period of 2005. This is primarily due to the lack of federal and state taxes recorded on negative provisions and recoveries of loan losses that occurred during the quarter ended June 30, 2005.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

Net income decreased by $206,000 or 29.4% to $494,000 for the six months ended June 30, 2006, compared to net income of $700,000 for the same period in 2005. The Company’s return on average assets decreased to 0.38% for the six months ended June 30, 2006 from 0.52% for the comparable period in 2005. The decrease in net income resulted from a decrease in net interest income primarily offset by a decrease in non-interest expense. Non-interest income remained relatively stable when comparing the two periods.

Back to Index

Net interest income was $3.3 million for the six months ended June 30, 2006 compared to $3.6 million for the same period in 2005. The decrease in net interest income was primarily due to the cost of average interest-bearing liabilities increasing at a faster pace than the average interest-earning asset yield increased, and the resulting decrease in the net interest rate spread. Average interest earning assets were $249.9 million and $258.6 million during the comparative 2006 and 2005 six-month periods while the average yield was 5.25% and 5.02%, respectively. Our net interest rate spread decreased 16 basis points to 2.31% from 2.47% while our net interest margin decreased 12 basis points to 2.63% from 2.75%. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 112.23% for the six months ended June 30, 2006 from 112.25% for the same period in 2005. The decrease in our net interest rate spread and net interest margin is primarily due to the inverted yield curve, which has resulted in rising short term interest rates with longer term interest rates remaining stable.

There was a negative provision for loan losses of $12,000 for the six months ended June 30, 2006 compared to a $92,000 negative loan loss provision for the six months ended June 30, 2005. There were $12,000 in loan loss recoveries during the six months ended June 30, 2006, and $54,000 in recoveries during the six months ended June 30, 2005. Any loan loss provisions made are to maintain the allowance to reflect management's estimate of losses inherent in our loan portfolio. Management concluded that no additional provisions were necessary during the six months ended June 30, 2006 or 2005. Management's evaluation of the losses inherent in our loan portfolio reflected a decrease risk of loss in the loan portfolio, which required a reduction of the provision of loan losses for the six months ended June 30, 2005. Should any unforeseen risks present themselves, however, management may need to make a provision for loan losses in the future.

Non-interest income increased to $489,000 for the six months ended June 30, 2006 from $478,000 for the comparable period in 2005. The $11,000 increase was the result of increases in insurance commission income and gain on loans held for sale, offset by decreases in service charge income on accounts and other non-interest income items for the six months ended June 30, 2006 when compared to the six months ended June 30, 2005. The increase in insurance commissions reflects slightly higher sales of variable- and fixed-rate annuities. Gain on loans held for sale increased primarily due to an increase in the volume of loan sold for the comparable six-month periods.

Non-interest expense decreased to $3.0 million from $3.1 million for the six months ended June 30, 2006 and 2005, respectively. Salaries and benefits decreased $26,000 and advertising and promotion decreased $92,000, while other non-interest expense items increased $25,000 for the comparable six-month period. The decrease in salaries and benefits was primarily due to a decrease in Employee Stock Ownership Plan (“ESOP”) costs. The ESOP was fully vested at December 31, 2005. The decrease in advertising and promotion costs occurred due to a reduction in newspaper advertising and a decrease in promotional give away items during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Other non-interest expenses increased in small, non-material amounts throughout several expense categories, but the largest increases were in stationary, printing, office supplies as well as cleaning supplies.

NEW ACCOUNTING PRONOUNCEMENTS

Effect of Newly Issued But Not Yet Effective Accounting Interpretation: In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” - an interpretation of FASB No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 31, 2006. The company is currently evaluating the impact of the adoption of FIN 48, with respect to its results of operations, financial position and liquidity.

Back to Index

LIQUIDITY

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Bank invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At June 30, 2006, cash and cash equivalents totaled $24.4 million. At June 30, 2006, the Bank had commitments to fund loans of $5.1 million, available lines of credit of $15.3 million, and standby letters of credit of $150,000. At June 30, 2006, certificates of deposit represented 61.9% of total deposits. The Bank expects to retain these deposit accounts. In addition, the Bank has borrowing capacity for an additional $42.6 million from the FHLB without providing additional collateral. The Bank considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of June 30, 2006:

	Actual		Required		Excess
(Dollars in thousands)	Amount	%	Amount	%	Amount	%

Core capital
(to adjusted total assets)	$29,331	11.3%	$10,357	4.0%	$18,974	7.3%
Risk-based capital
to (risk-weighted assets)	30,954	23.9%	10,382	8.0%	20,572	15.9

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

Back to Index

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

The following table sets forth as of March 31, 2006 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. The Company anticipates that the June 30, 2006 Net Portfolio Value will be similar to the March 31, 2006 table shown below.

Change in				NPV as % of
Interest Rates				Portfolio Value of Assets
in Basis Points	Net Portfolio Value			NPV	Basis Point
(Rate Shock)	Amount	$ Change	% Change	Ratio	Change
(Dollars in thousands)

300	26,066	(10,214)	(28)%	10.48%	(322)
200	29,448	(6,832)	(19)	11.60	(210)
100	32,901	(3,379)	(9)	12.69	(101)
Static	36,280		13.70
-100	39,268	2,988	8	14.55	85
-200	40,897	4,617	13	14.94	124

The table above indicates that at March 31, 2006, in the event of a 200 basis point increase in interest rates, we would experience a 19% decrease in net portfolio value. A 200 basis point decrease in interest rates would result in a 13% increase in net portfolio value. All model outputs associated with the -300 basis point scenarios are not applicable because of the low prevailing interest rate environment.

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

Back to Index

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

Issuer purchases of equity securities during the prior three months:

				Maximum
			Total number	number of
			of shares	shares that may
			purchased	be purchased
	Total	Average	under publicly	under the
	number shares	price paid	announced	repurchase
	purchased	per share	plan	plan

April 1 - April 30	-	$-	206,276	267,000
May 1 - May 31*	3,571	24.14	206,631	267,000
June 1 - June 30	1,064	23.15	207,695	267,000

Back to Index

*Included in the 3,571 shares the Company repurchased 3,216 shares in connection with vesting of shares awarded under the recognition and retention plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

At the Company's Annual meeting of Stockholders held on May 17, 2006, stockholders voted on the election of directors and the ratification of auditors. The number of shares outstanding and entitled to vote was 2,142,207, and the number of shares present at the meeting in person or by proxy was 1,875,252.

1.	The vote with respect to the Election of Directors was as follows:

	For	Withheld

Raymond J. Blake	1,860,157	15,095

Thomas R. Butkus	1,860,142	15,110

2.	Ratification of appointment of Crowe Chizek and Company LLC as auditors:

For	Against	Abstain
1,869,537	4,350	1,365

ITEM 5. OTHER INFORMATION.

None

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

AJS BANCORP, INC.

Date: August 9, 2006	/s/ Thomas R. Butkus
Thomas R. Butkus
Chief Executive Officer and Chairman of the Board

Date: August 9, 2006	/s/ Lyn G. Rupich
Lyn G. Rupich
President and Chief Operating Officer

Back to Index