Form 10-Q
period 2006-09-30
AJS BANCORP INC
filed 2006-11-13
CIK 1144515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
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

As of October 31, 2006 2,135,572 shares of the issuer’s common stock were issued and outstanding

AJS BANCORP, INC.

Form 10-Q Quarterly Report

Index

ITEM 1.  FINANCIAL STATEMENTS

AJS Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands of dollars, except share data)
(unaudited)
	September 30,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents
Cash and due from banks (interest-earning: 2006 -
$17,362; 2005 - $11,477)	$20,902	$14,776
Federal funds sold	7,604	454
Total cash and cash equivalents	28,506	15,230

Certificates of deposit	5,587	8,584
Securities available-for-sale	68,288	71,239
Securities held-to-maturity	208	295
Loans, net	147,070	151,768
Federal Home Loan Bank stock, at cost	2,798	3,416
Premises and equipment	4,403	4,541
Accrued interest receivable	1,029	960
Other assets	1,955	1,872

Total assets	$259,844	$257,905

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$196,149	$190,407
Federal Home Loan Bank advances	29,250	32,750
Advance payments by borrowers for taxes and insurance	855	1,746
Accrued interest payable and other liabilities	4,993	4,750
Total liabilities	231,247	229,653

Stockholders' equity
Preferred stock, $.01 par value, 20,000,000 shares authorized,
none issued	-	-
Common stock, $.01 par value, 50,000,000 shares authorized;
2,444,521 shares issued at September 30, 2006 and December 31, 2005	24	24
Additional paid in capital	10,449	10,839
Treasury stock (308,949 shares at September 30, 2006; 296,714
shares at December 31, 2005)	(7,225)	(6,931)
Unearned stock awards	-	(486)
Retained earnings	26,297	25,820
Accumulated other comprehensive loss	(948)	(1,014)
Total stockholders' equity	28,597	28,252

Total liabilities and stockholders' equity	$259,844	$257,905

See notes to consolidated financial statements.

Index

AJS Bancorp, Inc.
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

	For the Three Months		For the Nine Months Ended
	Ended September 30,		September 30,
	2006	2005	2006	2005
Interest and dividend income
Loans	$2,379	$2,266	$6,967	$6,891
Securities	705	721	2,093	1,973
Interest-earning deposits	291	246	820	831
Federal funds sold	85	4	144	37
Total interest income	3,460	3,237	10,024	9,732

Interest expense
Deposits	1,467	1,174	4,091	3,379
Federal Home Loan Bank
advances and other	318	346	967	1,075
Total interest expense	1,785	1,520	5,058	4,454

Net interest income	1,675	1,717	4,966	5,278
Provision (reduction) for loan losses	(16)	(37)	(28)	(129)

Net interest income after provision for
loan losses	1,691	1,754	4,994	5,407

Non-interest income
Service fees	131	121	384	384
Insurance commissions	42	38	150	144
Gain on sale of loans	7	10	41	19
Other	47	59	141	159
Total non-interest income	227	228	716	706
Non-interest expense
Compensation and employee benefits	867	862	2,584	2,606
Occupancy expense	222	211	642	627
Data processing expense	86	95	276	2,94
Advertising and promotion	76	94	206	317
Other	270	232	812	747
Total non-interest expense	1,521	1,494	4,520	4,591

Income before income taxes	397	488	1,190	1,522

Income taxes	149	235	448	569

Net income	$248	$253	$742	$953

Earnings per share
Basic	$0.12	$0.12	$0.35	$0.44
Diluted	0.12	0.12	0.35	$0.43
Weighted average shares - diluted	2,137,327	2,156,226	2,137,037	2,196,688

Comprehensive income (loss)	$734	$(233)	$808	$290

See notes to consolidated financial statements.

Index

AJS Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)
	Nine Months Ended
	September 30,
	2006	2005

Cash flows from operating activities
Net income	$742	$953
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	202	225
Reduction for loan losses	(28)	(129)
Deferred income taxes	(377)	205
Premium amortization, net	62	66
Stock award compensation expense	43	148
ESOP compensation expense	150	393
Federal Home Loan Bank stock dividends	-	(397)
Dividend Reinvestments	(308)	(205)
Gain on sale of loans held for sale	(41)	(19)
Changes in
Accrued interest receivable and other assets	156	(280)
Accrued interest payable and other liabilities	131	182
Net cash from operating activities	732	1,142

Cash flows from investing activities
Securities available-for-sale
Purchases	(8,000)	(23,483)
Maturities and principal payments	11,332	10,608
Securities held-to-maturity
Purchases	-	(200)
Maturities and principal payments	87	29
Net change in Certificates of Deposit	2,997	800
Loan originations, net	4,767	9,311
Purchase of equipment	(64)	(42)
Sale of Federal Home Loan Bank stock	618	7,500
Net cash from investing activities	11,737	4,523

Cash from financing activities
Net change in deposits	5,742	(5,292)
Net change in Federal Home Loan Bank advances	(3,500)	(3,000)
Net change in advance payments by borrowers for taxes and insurance	(891)	720
Dividends paid	(265)	-
Purchase of treasury stock	(309)	(2,661)
Exercise of stock options	30	120
Net cash from financing activities	807	(10,113)

Net change in cash and cash equivalents	13,276	(4,448)

Cash and cash equivalents at beginning of period	15,230	17,031

Cash and cash equivalents at end of period	$28,506	$12,583

See notes to consolidated financial statements.

Index

AJS Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Nine months ended September 30, 2006
(in thousands of dollars) (unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Stock Awards	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2004	$24	$10,830	$(4,075)	$(682)	$(189)	$24,837	$(215)	$30,530
Purchase of 111,218 shares of treasury stock	-	-	(2,661)	-	-	-	-	(2,661)
Stock options exercised from 6,000 shares of
Treasury stock		-	120					120
ESOP shares earned	-	243	-	-	142	-	-	385
Stock awards earned	-	-	-	148	-	-	-	148
ESOP put option	-	(239)	-	-	-	-	-	(239)
Comprehensive incomes
Net income	-	-	-	-	-	953	-	953
Change in unrealized gain on securities				-
Available-for-sale, net of taxes	-	-	-	-	-	-	(663)	(663)
Total comprehensive income								290

Balance at September 30, 2005	$24	$10,834	$(6,616)	$(534)	$(47)	$25,790	$(878)	$28,573

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Stock Awards	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2005	$24	$10,839	$(6,931)	$(486)	$25,820	$(1,014)	$28,252

Transfer to additional paid in capital		(486)		486	-	-	-
Purchase of 13,235 shares of treasury stock		-	(309)	-	-	-	(309)
ESOP put option		(112)	-	-	-	-	(112)
Stock awards earned		150	-	-	-	-	150
Stock options compensation		43	-	-	-	-	43
Forfeit of stock awards (1,200 shares)		28	(28)	-	-	-	-
Stock awards granted (600 shares)		(11)	11	-	-	-	-
Stock options exercised (1,600 shares)		(2)	32	-	-	-	30
Cash dividend ($0.30 per share)			-	-	(265)	-	(265)
Comprehensive loss:
Net income			-	-	742	-	742
Change in unrealized loss on securities
available for sale, net of taxes			-	-	-	66	66
Total comprehensive income							808

Balance at September 30, 2006	$24	$10,449	$(7,225)	$-	$26,297	$(948)	$28,597

See notes to consolidated financial statements.

Index

AJS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

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

Note 2 - Earnings Per Share

Basic earnings per share for the three and nine months ended September 30, 2006 and 2005 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months ended September 30, 2006 and 2005 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards. Computations for basic and diluted earnings per share are provided below.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(in thousands, except		(in thousands, except
	per share data)		per share data)
Basic
Net income	$248	$253	$742	$953
Weighted average common shares
outstanding	2,117	2,131	2,118	2,170

Basic earnings per common share	$0.12	$0.12	$0.35	$0.44

Index

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(in thousands, except		(in thousands, except
	per share data)		per share data)
Diluted
Net income	$248	$253	$742	$953
Weighted average common shares
Outstanding	2,117	2,131	2,118	2,170
Dilutive effect of stock awards	17	21	16	22
Dilutive effect of stock options	3	4	3	4

Diluted average common shares	2,137	2,156	2,137	2,196

Diluted earnings per common share	$0.12	$0.12	$0.35	$0.43

There were no shares that were anti-dilutive for the period ended September 30, 2006 and 2005.

Note 3 - Stock Plans and Stock Based Compensation

At September 30, 2006 the Company had a stock option plan and a recognition and retention plan.

Under the stock option plan, certain key employees are granted options to purchase shares of the Company's Common Stock at fair value at the date of the grant. All stock options have an exercise price that is at least equal to the fair market value of the Company's stock on the date the options were granted.  The Company adopted the stock plan in May 2003 under the terms of which options for 114,685 shares of the Company's common stock were granted to directors, officers, and employees. The options generally become exercisable in equal installments over a five-year period from the date of grant, and they expire ten years from the date of grant. No option may be exercised if such exercise would cause the mutual holding company to own fewer than a majority of the total number of shares outstanding. There were 1,200 options granted, 1,600 options exercised, and 2,400 options forfeited during the nine months ended September 30, 2006. There were no options granted, 6,000 options exercised, and 1,000 options forfeited during the nine months ended September 30, 2005.

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

Index

A summary of the status of the Company's stock option plan and changes during the nine months ended September 30, 2006 and 2005 is presented below:

	For the Nine Months
	Ended September 30,
	2006		2005
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	105,685	$18.75	112,685	$18.75
Granted	1,200	23.75	-	-
Exercised	(1,600)	18.75	(6,000)	18.75
Forfeited	(2,400)	18.75	(1,000)	18.75

Outstanding at end of period	102,885	$18.81	105,685	$18.75

	2006	2005

Options exercisable at end of period	61,411	42,274
Intrinsic value of options outstanding	$611,000	$513,000
Intrinsic value of options exercisable	$365,000	$205,000
Average remaining option term	6.6 years	7.6 years

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

The following assumptions were used for options granted during the period ended September 30, 2006:
2006

Risk-free interest rate	4.71%
Expected option life	2.167 years
Expected stock price volatility	10.11%
Dividend yield	1.68%

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of options exercised during the nine months ended September 30, 2006 was $8,000. There were no options exercised during the third quarter of 2006. The Company recorded $43,000 in stock option compensation expense during the nine months ended September 30, 2006 to salaries and employee benefits.

As a result of adoptiong SFAS 123R on January 1, 2006, the Company's basic and diluted earnings per share were $0.01 lower than if the Company had continued to account for stock-based compensation under Accounting Principles Board ("APB") Opinion 25 for stock option grants. Prior to 2006, the Company applied Accounting Principles Board ("APB") Opinion 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost was recognized at the date of grant. Had

Index

compensation cost been determined based on the fair value at the grant dates for awards under the plan consistent with the method of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share for the three months and nine months ended September 30, 2005 would have been reduced to the pro forma amounts in the table below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period.

	For the Three Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2005	2005
	(in thousands, except	(in thousands, except
	per share data)	per share data)

Net income as reported	$253	$953
Pro forma net income	247	935
Earnings per share as reported
Basic and diluted	0.12	0.44
Diluted	0.12	0.43
Pro forma earnings per share
Basic	0.12	0.43
Diluted	0.11	0.43

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2006 and beyond is estimated in the table below. These figures represent gross expense forfeitures are expected to reduce this cost. We estimate our forfeiture rate for the stock option plan to be 4.7%.

Year	(in thousands)

October 2006 - December 2006	$15
2007	58
2008	22

Total	$95

Pursuant to its 2003 stock-based incentive plan, the Company awarded 58,971 shares of restricted stock in May 2003. These shares vest over a five-year period. The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders' equity. Compensation expense for restricted stock awards totaled $150,000 and $148,000 for the nine months ended September 30, 2006 and 2005, respectively. Compensation expense for restricted stock awards is reported net of forfeitures. We estimate our forfeiture rate of the restricted stock awards to be 3.0%

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion compares the financial condition of the Company at September 30, 2006 to its financial condition at December 31, 2005 and the results of operations for the three- and nine-month periods ended September 30, 2006 to the same periods in 2005. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at September 30, 2006 were $259.8 million compared to $257.9 million at December 31, 2005, a increase of $1.9 million, or 0.8%. The increase in total consolidated assets primarily reflects an increase in cash and cash equivalents, offset by decreases in certificates of deposit, securities, loans receivable and Federal Home Loan Bank (“FHLB”) stock. Cash and cash equivalents increased $13.3 million or 87.2% to $28.5 million at September 30, 2006 from $15.2 million at December 31, 2005. Certificates of deposit decreased $3.0 million or 34.9% to $5.6 million at September 30, 2006 compared to $8.6 million at December 31, 2005. Securities decreased $3.0 million or 4.3% to $68.5 million at September 30, 2006 from $71.5 million at December 31, 2005. Loans receivable decreased $4.7 million to $147.1 million at September 30, 2006 from $151.8 million at December 31, 2005. The Company’s investment in FHLB stock decreased $618,000 or 18.1% to $2.8 million at September 30, 2006 compared to $3.4 million at December 31, 2005. The change in the Company’s asset composition reflects management’s decision to have greater liquidity during the current inverted interest rate environment. The decrease in certificates of deposit was due to maturities in the portfolio. The decrease in securities was due to principal repayments and maturities. The decrease in loans occurred in the conventional fixed-rate, adjustable-rate and home equity mortgage loan types. This is primarily due to the fact that the Company is currently selling a majority of the 30- and 15-year conventional fixed-rate mortgages it originates, as well as reductions in the Company’s refinancing activity.

The allowance for loan losses was $1.6 million at September 30, 2006 and $1.7 million at December 31, 2005. This represents a ratio of allowance for loan losses to gross loans receivable of 1.11% at September 30, 2006 and at December 31, 2005. The Company had non-performing assets of $3.0 million as of September 30, 2006 and $394,000 as of December 31, 2005. The increase in non-performing loans primarily reflects one borrower that was past maturity on two loans totaling $1.9 million. Both of these loans have since been repaid. The remaining increase in non-performing loans also reflects an increase in the principal balance of loans that are delinquent and a slight increase in the number of delinquent loans. The allowance for loan losses to non-performing loans was 55.15% at September 30, 2006 compared to 431.73% at December 31, 2005. The decrease in the allowance for loan losses to non-performing loans percentage at September 30, 2006 primarily reflects a temporary change due to the above-mentioned two loans..

Total liabilities at September 30, 2006 were $231.3 million compared to $229.7 million at December 31, 2005, an increase of $1.6 million or 0.7%, reflecting an increase in deposits, offset by a decrease in FHLB advances. Total deposits increased $5.7 million or 3.0% to $196.1 million at September 30, 2006 from $190.4 million at December 31, 2005. The increase in deposits was primarily in certificates of deposits and, to a lesser degree

Index

demand deposit accounts. FHLB advances decreased to $29.3 million at September 30, 2006 from $32.8 million at December 31, 2005. Advance payments by borrowers for taxes and insurance decreased $891,000 or 51.0% to $855,000 from $1.7 million at December 31, 2005, primarily as a result from the timing of payments.

Total stockholders’ equity increased $345,000 to $28.6 million at September 30, 2006 from $28.3 million at December 31, 2005. The increase in stockholders’ equity was primarily due to net income of $742,000 for the nine months ended September 30, 2006, and an increase in other comprehensive income due to the higher fair market value of securities held for sale, offset by common stock repurchases and dividends paid that took place during the nine months ended September 30, 2006. There were 13,235 shares of the Company's stock repurchased at an average price of $23.40 per share totaling $309,000. There were 3,216 shares that were repurchased from employee participants in the recognition and retention plan (“RRP”) to satisfy the tax liability due on the vesting of the underlying RRP shares. Shares repurchased in conjunction with RRP vesting are repurchased outside the Company’s publicly announced repurchase program. The Board of Directors has authorized the repurchase of 267,000 shares of the Company's stock, and has 59,305 shares remaining to be repurchased under the current repurchase plan. Repurchased shares are classified as treasury shares, but are not considered outstanding and are not included when calculating earnings per share or book value per share information.

The Company paid a quarterly dividend of $0.10 cents per share on August 25, 2006 to stockholders of record as of August 11, 2006. In addition, the Company's Board of Directors announced that it has declared a fourth quarter dividend of $0.11 cents per share payable on November 24, 2006, to stockholders of record on November 10, 2006. AJS Bancorp, MHC (the "MHC") waived 100% of the August dividend and intends to waive 100% of the November dividend declaration. At September 30, 2006, the Company’s principal assets consisted of its ownership interest in A. J. Smith Savings Bank. At September 30, 2006 the Bank’s tier 1 capital and tangible capital ratio’s each were 10.8%, and its risk-based capital ratio was 23.0%.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

Net income decreased marginally by $5,000 to $248,000 for the quarter ended September 30, 2006 compared to the same period in 2005. However, the return on average assets increased slightly to 0.39% for the quarter ended September 30, 2006 from 0.38% for the same period in 2005. The increase in the return on average assets for the comparable periods was due to a decrease in the average asset balances while net income remained relatively stable for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Total interest income increased by $223,000 or 6.9% to $3.4 million for the quarter ended September 30, 2006 as compared to $3.2 million for the same quarter in 2005. The increase was due to increases in interest income earned on loans, on interest-earning deposits and on federal funds sold, offset by a decrease in interest income earned on securities. Interest income earned on loans increased $113,000 for the comparable quarters, interest income earned on interest earning deposits increased $45,000, and interest income earned on federal funds sold increased $81,000 for the comparable period. Interest income earned on securities decreased $16,000 for the three months ended September 30, 2006 when compared to the same period in 2005. Interest income earned on loans increased due to rising interest rates earned on the loan balances, while the average loan balances decreased for the three months ended September 30, 2006 compared to September 30, 2005. Average loan balances were $149.8 million for the three months ended September 30, 2006 compared to $156.3 million for the three months ended September 30, 2005, while the average yield on loans was 6.35% for the three months ended September 30, 2006 compared to 5.80% for the same period in 2005. Interest income earned on interest-earning deposits increased for the comparable periods due to an increase in the average interest-earning deposit balances and an increase in the interest rate earned on the average interest-earning deposit balances. Average interest-earning deposit balances were $23.7 million for the three months ended September 30, 2006 compared to $22.0 million for the three months ended September 30, 2005, while the interest rate earned on interest-earning deposit balances was 4.92% compared to 4.49% for the same period in 2005. Interest income earned on federal funds sold

Index

increased due to higher average balances and higher interest earned for the comparable quarters ending September 30, 2006 and 2005. Average balances of federal funds sold were $7.0 million for the three months ended September 30, 2006 compared to $1.0 million for the three months ended September 30, 2005, while the average yield earned on federal funds sold was 5.08% for the three months ended September 30, 2006 compared to 2.71% for the same period in 2005. Interest income earned on securities decreased $16,000 when comparing the two periods due to a decrease in the average securities balance. The average yield earned on securities increased to 4.08% from 3.79%, while the average balance of securities decreased to $69.1 million for the quarter ended September 30, 2006 compared to $76.1 million for the quarter ended September 30, 2005. Net interest income decreased by $42,000 or 2.5% to $1.7 million for the quarter ended September 30, 2006 when compared to the same quarter in 2005. The decrease in net interest income was primarily due to the cost of average interest-bearing liabilities increasing at a faster pace than the average income earned on interest-earning assets, and the resulting decrease in the net interest rate spread. The return on average assets increased to 5.55% for the quarter ended September 30, 2006 from 5.08% for the same period in 2005, while the cost of interest-bearing liabilities increased to 3.22% for the quarter ended September 30, 2006 from 2.68% for the same period in 2005.

Total interest expense increased $265,000 to $1.8 million at September 30, 2006 from $1.5 million at September 30, 2005. The increase in interest expense was primarily due to the increased cost of deposits offset by a decrease in the cost of Federal Home Loan Bank ("FHLB") advances. The average cost of deposits for the quarter ended September 30, 2006 was 3.05% as compared to 2.43% for the quarter ended September 30, 2005. The increase in the cost of deposits was primarily due to rising short-term interest rates. Interest expense on FHLB advances decreased by $28,000 or 8.1% to $318,000 for the quarter ended September 30, 2006 from $346,000 for the same quarter in 2005. This was due to a decrease in the average FHLB advance balances for the quarter ended September 30, 2006 compared to the same quarter in 2005. The average FHLB advance balance was $29.3 million and the average cost was 4.35% for the quarter ended September 30, 2006 compared to an average balance of $33.3 million and an average cost of 4.14% for the same quarter in 2005. The average cost of interest-bearing liabilities increased to 3.22% for the three months ended September 30, 2006 from 2.68% for the same period ended 2005.

The net interest rate spread decreased 6 basis points to 2.34% from 2.40% while our net interest margin decreased 1 basis point to 2.69% from 2.70%. The net interest rate spread continues to shrink as short-term interest rates climb while long-term interest rates remain stable or rise at a slower pace than the short-term interest rates. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 112.31% for the three months ended September 30, 2006 from 112.51% for the same period in 2005.

The Company recorded a negative provision of $16,000 for loan losses for the three months ended September 30, 2006, and a negative provision of $37,000 for the three months ended September 30, 2005. The negative provisions were due to a combination of loan loss recoveries and our review of losses inherent in our loan portfolio. Loan provisions made are to maintain the allowance to reflect management's estimates of losses inherent in our loan portfolio. At this time, management believes no additional provisions are necessary. Should any unforeseen risks present themselves however, management may need to increase this provision in the future. At September 30, 2006 our allowance for loan losses was $1.6 million compared to $1.7 million at December 31, 2005, or 1.11% of total loans at September 30, 2006 and December 31, 2005. Non-performing assets as a percentage of total assets was 1.15% at September 30, 2006 and 0.15% at December 31, 2005.

Non-interest income remained fairly stable at $227,000 for the quarter ended September 30, 2006 compared to $228,000 for the comparable quarter in 2005. Insurance commissions increased $4,000 or 10.5% to $42,000 for the quarter ended September 30, 2006 compared to $38,000 for the quarter ended September 30, 2005. Service charges on accounts increased by $10,000 or 8.3% to $131,000 for the quarter ended September 30, 2006 compared to $121,000, for the comparable period in 2005. Offsetting these increases was a $4,000 decrease in gain on loans held for sale, and an $11,000 decrease in other non-interest income items. The increase in service charges on accounts is primarily due to an increase in income from late charges earned on loans and an increase in income on NOW accounts. Income on late charges increased because of two

Index

delinquent loans that paid late charges during the quarter ended September 30, 2006. Income on NOW accounts increased due to a change in the Company’s over-draft fee policy and a change in the order of how the checks post to the customers checking accounts. Both of these changes were implemented in the first quarter of 2006. Other non-interest income items decreased primarily due to a decrease in the gain on the sale of fixed assets. The Company sold one of the company-owned automobiles during the quarter ended September 30, 2005 and recorded a gain on the sale of fixed assets of $13,000.

Non-interest expense increased by $27,000 to $1.5 million for the quarter ended September 30, 2006 when compared to expense for the same quarter in 2005. The increase was primarily due to an increase in other non-interest expense items offset by a decrease in advertising and promotion expenses. Other non-interest expense items increased $38,000 or 16.4% to $270,000 for the quarter ended September 30, 2006 compared to $232,000 for the same quarter in 2005. The increase was primarily due to increases in legal fees, bank service charges and auto expense when comparing the two quarters. Legal fees increased due to the cost associated with protesting the real estate taxes on the Company’s buildings and due to an immaterial legal matter that is not expected to reoccur. Bank service charges increased as the Company decreased its compensating balance on its operating account in order to realize a better return on the excess funds. Auto expense increased in conjunction with the approval of an auto lease coverage for the President of the Company. Advertising and promotion costs fell $18,000 to $76,000 for the quarter ended September 30, 2006 compared to $94,000 for the same period in 2005. Advertising and promotion costs decreased primarily due to a reduction in newspaper advertising.

The Company’s federal and state taxes decreased $86,000 to $149,000 for the quarter ended September 30, 2006 from $235,000 during the same period of 2005. This is primarily result of an upward revision to the tax accrual estimate during the quarter ended September 30, 2005. The Company increased its tax accrual based on revisions to certain estimated deferred and permanent tax items from what had been estimated in the previous 2005 quarter.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

Net income decreased by $211,000 or 22.1% to $742,000 for the nine months ended September 30, 2006, compared to net income of $953,000 for the same period in 2005. The Company’s return on average assets decreased to 0.38% for the nine months ended September 30, 2006 from 0.48% for the comparable period in 2005. The decrease in net income resulted from a decrease in net interest income offset by an increase in non-interest income and a decrease in non-interest expense.

Net interest income was $5.0 million for the nine months ended September 30, 2006 compared to $5.3 million for the same period in 2005. The decrease in net interest income was primarily due to the cost of average interest-bearing liabilities increasing at a faster pace than the average interest-earning asset yield increased, and the resulting decrease in the net interest rate spread. Average interest earning assets were $249.7 million and $257.4 million during the comparative 2006 and 2005 nine-month periods while the average yield was 5.35% and 5.04%, respectively. Our net interest rate spread decreased 13 basis points to 2.32% from 2.45% while our net interest margin decreased 8 basis points to 2.65% from 2.73%. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 112.26% for the nine months ended September 30, 2006 from 112.34% for the same period in 2005. The decrease in our net interest rate spread and net interest margin is primarily due the inverted yield curve, which has resulted in rising short term interest rates with longer term interest rates remaining stable or rising at a slower rate than short term interest rates.

There was a negative provision for loan losses of $28,000 for the nine months ended September 30, 2006 compared to $129,000 negative loan loss provision for the nine months ended September 30, 2005. There were $28,000 in loan loss recoveries during the nine months ended September 30, 2006, and $54,000 in recoveries during the nine months ended September 30, 2005. Any loan loss provisions made are to

Index

maintain the allowance to reflect management’s estimate of losses inherent in our loan portfolio. Management concluded that no additional provisions were necessary during the nine months ended September 30, 2006 or 2005. Management’s evaluation of the losses inherent in our loan portfolio reflected a decreased risk of loss in the loan portfolio, which required a reduction of the provision of loan losses for the nine months ended September 30, 2006 and 2005. Should any unforeseen risks present themselves however, management may need to make a provision for loan losses in the future.

Non-interest income increased to $716,000 for the nine months ended September 30, 2006 from $706,000 for the comparable period in 2005. The $10,000 increase was the result of increases in insurance commission income and gain on loans held for sale, offset by a decrease in other non-interest income items for the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005. Services charges on accounts remained stable during the comparable nine-month periods. The increase in insurance commissions reflects slightly higher sales of variable- and fixed-rate annuities. Gain on loans held for sale increased primarily due to an increase in the volume of loans sold for the comparable nine-month periods. Other non-interest income items decreased $18,000 to $141,000 for the nine months ended September 30, 2006 from $159,000 for the comparable period. Other non-interest income items decreased primarily due to a decrease in the gain on the sale of fixed assets. The Company sold one of the company-owned automobiles during the nine months ended September 30, 2005 and recorded a gain on the sale of fixed assets of $13,000.

Non-interest expense decreased $71,000 to $4.5 million for the nine month period ended September 30, 2006 compared to $4.6 million for the same period in 2005. The decrease was primarily due to lower advertising and promotion costs, partially offset by an increase in other non-interest expense items for the nine months ended September 30, 2006 compared to the same period in 2005. Advertising and promotion costs decreased $111,000 primarily due to a reduction in newspaper advertising and a decrease in promotional give away items. Other non-interest expense items increased $65,000 when comparing the quarter ended September 30, 2006 to the same period in 2005. The increase was primarily due to increases in stationary, printing and office supply expenses and cleaning expenses. Stationary, printing and office supply expenses increased primarily due to in-house printing of promotional materials and the revision and reprinting of the Company’s rules of accounts and fee information. The printing of promotional materials in-house resulted in an increase in paper and toner costs.

Our federal and state taxes decreased $121,000 to $448,000 for the nine months ended September 30, 2006 from $569,000 in the same period of 2005. This is the result of lower pre-tax income that occurred during the nine months ended September 30, 2006.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) 108. SAB 108 permits the Company to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments does not require previously filed reports with the SEC to be amended. SAB 108’s cumulative provision is to be recorded in fiscal years ending November 30, 2006 through October 31, 2007. The Company is evaluating the potential impact of the standard of future periods.

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

Index

LIQUIDITY

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Bank invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At September 30, 2006, cash and cash equivalents totaled $28.5 million. At September 30, 2006, the Bank had commitments to fund loans of $5.3 million, available lines of credit of $15.2 million, and standby letters of credit of $140,000. At September 30, 2006, certificates of deposit represented 63.8% of total deposits. The Bank expects to retain these deposit relationships. In addition, the Bank has borrowing capacity for an additional $38.8 million from the FHLB without providing additional collateral. The Bank considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with Office of Thrift Supervision regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of September 30, 2006:

	Actual		Required		Excess
(Dollars in thousands)	Amount	%	Amount	%	Amount	%

Core capital
(to adjusted total assets)	$28,136	10.8%	$10,451	4.0%	$17,685	6.8%
Risk-based capital
to (risk-weighted assets)	29,756	23.0%	10,366	8.0%	19,390	15.0

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

Index

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

The following table sets forth as of June 30, 2006 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. The Company anticipates that the September 30, 2006 Net Portfolio Value will be similar to the June 30, 2006 table shown below.

Change in Interest Rates				NPV as % of Portfolio Value of Assets
in Basis Points	Net Portfolio Value			NPV	Basis Point
(Rate Shock)	Amount	$ Change	% Change	Ratio	Change
	(Dollars in thousands)
300	28,358	(8,506)	(23)%	11.38%	(263)
200	31,181	(5,683)	(15)	12.29	(172)
100	34,054	(2,810)	(8)	13.18	(83)
Static	36,864			14.01
-100	39,399	2,535	7	14.73	72
-200	40,818	3,954	11	15.07	106

The table above indicates that at June 30, 2006, in the event of a 200 basis point increase in interest rates, we would experience a 15% decrease in net portfolio value. A 200 basis point decrease in interest rate would result in an 11% increase in net portfolio value. All model outputs associated with the -300 basis point scenarios are not applicable because of the low prevailing interest rate environment.

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

Index

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

ITEM 1A.   RISK FACTORS.

There are no changes in the risk factors previously disclosed in the registrant’s annual report on Form 10-K.

Index

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

Issuer purchases of equity securities during the prior three months:

				Maximum
			Total number	number of
			of shares	shares that may
			purchased	be purchased
	Total	Average	under publicly	under the
	number shares	price paid	announced	repurchase
	purchased	per share	plan	plan

July 1 - July 31	-	$-	207,695	267,000
August 1 - August 31	-	-	207,695	267,000
September 1 - September 30	-	-	207,695	267,000

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

AJS BANCORP, INC.

Date: November 9, 2006	/s/ Thomas R. Butkus
Thomas R. Butkus
Chief Executive Officer and Chairman of the Board

Date: November 9, 2006	/s/ Lyn G. Rupich
Lyn G. Rupich
President and Chief Operating Officer