Form 10-K
period 2006-12-31
AJS BANCORP INC
filed 2007-03-22
CIK 1144515

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________________

Commission File No. 000-33405

AJS Bancorp, Inc.
(Exact name of registrant as specified in its charter)

United States	36-4485429
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

14757 S. Cicero Avenue, Midlothian, Illinois	60445
(Address of Principal Executive Offices)	Zip Code

(708) 687- 7400
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:	None

Securities Registered Pursuant to Section 12(g) of the Act:	Common Stock, par value $.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐   NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐   NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☒   NO☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☒

As of March 9, 2007, there were issued and outstanding 2,134,204 shares of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2006, as reported by the Over The Counter Bulletin Board, was approximately $16.6 million.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Proxy Statement for the 2007 Annual Meeting of Stockholders of the Registrant (Part III).

PART I

ITEM 1.     BUSINESS

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, commercial and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

General

AJS Bancorp, Inc.

Following completion of our mutual holding company and stock offering on December 26, 2001, AJS Bancorp, Inc. became the mid-tier stock holding company for A. J. Smith Federal Savings Bank (the “Bank” or “A.J. Smith Federal”). The business of AJS Bancorp, Inc. consists of holding all of the outstanding common stock of A. J. Smith Federal Savings Bank. AJS Bancorp, Inc. is chartered under federal law. As part of our reorganization, we issued 1,227,544 shares of common stock to our mutual holding company parent, AJS Bancorp, MHC (“MHC”), and sold 1,179,406 shares to the public. Under federal regulations, so long as AJS Bancorp, MHC exists, it will own at least 50.1% of the voting stock of AJS Bancorp, Inc. At December 31, 2006, AJS Bancorp, Inc. had total consolidated assets of $266.5 million, total deposits of $202.2 million, and stockholders’ equity of $28.7 million. Our executive offices are located at 14757 South Cicero Avenue, Midlothian, Illinois 60445, and our telephone number is (708) 687-7400.

Beginning with the first quarterly report, which we file in 2007, we intend to elect to comply with the reporting requirements applicable to small business filers pursuant to the Exchange Act of 1934 as amended and applicable SEC regulations.

A. J. Smith Federal Savings Bank

A. J. Smith Federal Savings Bank was founded in 1892 by Arthur J. Smith as a building and loan cooperative organization. In 1924 we were chartered as an Illinois savings and loan association, and in 1934 we converted to a federal charter. In 1984 we amended our charter to become a federally chartered savings bank. We are a customer-oriented institution, operating from a main office in Midlothian, Illinois, and two branch offices in Orland Park, Illinois. Our primary business activity is the origination of one- to four-family real estate loans. To a lesser extent, we originate multi-family, commercial real estate and consumer loans. As part of our current business plan, we intend to develop our business banking by offering commercial loans and deposit products and services to business customers. We also invest in securities, primarily United States Government Agency securities and mortgage-backed securities. In addition, we offer insurance and investment products and services. During the past two years, as the interest yield cure flattened and then inverted, we allowed the overall composition of our assets to become more liquid. Investment securities and cash have become a larger percentage of our assets in 2006, while loans and mortgage-backed securities have become smaller portions of our assets than have historically been the case. We believe that the repositioning of our assets in this manner will position A.J. Smith Federal to take advantage of the changes in long-term interest rates while reducing our interest rate risk profile.

Market Area

A. J. Smith Federal has been, and continues to be, a community-oriented savings bank offering a variety of financial products and services to meet the needs of the communities we serve. Our lending and deposit-generating area is concentrated in the neighborhoods surrounding our three offices; our main office in Midlothian, Illinois, and two branch offices in Orland Park, Illinois. Our office locations are located in Cook County. However, we consider our market area to be the counties of Will and Cook. Midlothian is primarily a residential community, and its largest employers are state and local governments and automobile dealerships. Orland Park has more retail businesses, as well as light industrial companies. Our market area economy consists primarily of the services industry, wholesalers and retailers and manufacturing. Major employers in our market area include the Andrew Corporation, the Orland Park School District, the Village of Orland Park, and various retailers including J. C. Penney, Macy’s and Sears. The economy in our market area is not dependent on any single employer or type of business.

Competition

We face significant competition in both originating loans and attracting deposits. The Chicago metropolitan area has a high concentration of financial institutions, most of which are significantly larger institutions with greater financial resources than A. J. Smith Federal, and all of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-depository competitors such as mutual funds, securities and brokerage firms, and insurance companies. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, continues to increase competition among financial services companies.

Lending Activities

General. Our loan portfolio is comprised mainly of one- to four-family residential real estate loans. The majority of these loans have fixed rates of interest. In addition to one- to four-family residential real estate loans, our loan portfolio consists primarily of multi-family loans and home equity lines of credit. At December 31, 2006, our gross loans totaled $138.4 million, of which $86.0 million, or 61.5%, were secured by one- to four-family residential real estate, $41.2 million, or 29.5%, were secured by multi-family residential and commercial real estate, $12.2 million, or 8.7%, were home equity loans, and $482,000, or 0.3%, were consumer loans. Our lending area is the Chicago metropolitan area, with an emphasis on lending in the south and southwest suburbs.

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

	At December 31,
	2006		2005		2004		2003		2002

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to four-family residential(1)	$86,024	61.49%	$101,325	66.03%	$115,598	70.02%	$120,810	76.64%	$115,880	83.84%
Multi-family and commercial	41,194	29.45	38,317	24.97	32,713	19.82	24,066	15.27	13,187	9.54
Total real estate loans	127,218		139,642		148,311		144,876		129,067

Other Loans:
Consumer loans	482	0.34	502	0.33	649	0.39	696	0.44	782	0.56
Home equity	12,198	8.72	13,279	8.67	16,126	9.77	12,056	7.65	8,374	6.06
Total loans	139,898	100.00%	153,423	100.00%	165,086	100.00%	157,628	100.00%	138,223	100.00%

Less:
Allowance for loan losses	(1,619)		(1,701)		(1,847)		(1,962)		(2,082)
Deferred loan (fees) costs	107		56		69		(16)		24
Deferred gain on real estate contract	(9)		(10)		(17)		(22)		(31)
Total loans receivable, net	$138,377		$151,768		$163,291		$155,628		$136,134
________________
(1)	Subprime real estate loans totaled $5.2 million, $7.8 million, $12.5 million, $18.3 million and $31.2 million at December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

Maturity of Loan Portfolio The following table sets forth certain information regarding the dollar amounts maturing and the interest rate sensitivity of our loan portfolio at December 31, 2006. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

			Multi-Family
	One- to Four-Family		and Commercial		Consumer		Home Equity		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

1 year or less	$710	6.57%	$7,099	8.99%	$145	5.55%	$1,084	8.04%	$9,038	8.63%
Greater than 1 to 3 years	4,758	6.30	19,291	6.52	110	6.16	5,424	8.10	29,583	6.77
Greater than 3 to 5 years	3,910	6.77	10,140	6.95	227	5.59	5,684	7.99	19,961	7.20
Greater than 5 to 10 years	14,991	5.78	1,757	6.72	-	-	6	8.00	16,754	5.88
Greater than 10 to 20 years	22,949	5.45	669	6.08	-	-	-	-	23,618	5.47
More than 20 years	38,706	5.33	2,238	7.10	-	-	-	-	40,944	5.43

Total	$86,024		$41,194		$482		$12,198		$139,898

The total amount of loans due after December 31, 2007 which have predetermined interest rates is $95.9 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $35.0 million.

One- to four-family Residential Real Estate Loans. Our primary lending activity consists of originating one- to four-family, owner-occupied, first and second residential mortgage loans, virtually all of which are secured by properties located in our market area. At December 31, 2006, these loans totaled $86.0 million, or 61.5% of our total loan portfolio.

We currently offer one- to four-family residential real estate loans with terms up to 40 years, although we emphasize the origination of one- to four-family residential loans with terms of 15 years or less. We offer our one- to four-family residential loans with adjustable or fixed interest rates. At December 31, 2006, $65.0 million, or 75.6% of our one- to four-family residential real estate loans had fixed rates of interest, and $21.0 million, or 24.4% of our one- to four-family residential real estate loans, had adjustable rates of interest. Our fixed rate loans include loans that generally amortize on a monthly basis over periods between 7 to 30 years. We also offer loans which generally have balloon payment features after 3 or 5 years. Our balloon loans generally amortize over periods of 15 years or more. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans.

We currently offer adjustable rate mortgage loans with an initial interest rate fixed for one, three, five or seven years, and annual adjustments thereafter based on changes in a designated market index. Our adjustable rate mortgage loans generally have an interest rate adjustment limit of 200 basis points per adjustment, with a maximum lifetime interest rate adjustment limit of 800 basis points and a floor of 500 basis points. Our adjustable rate mortgages are priced at a level tied to the one-year United States Treasury bill rate. We offer discounted or teaser rates on our adjustable rate mortgages. These loans carry initial rates that are lower than the rate would be if it were to adjust according to the adjustable rate note and rider. We do not offer adjustable rate mortgages that offer the possibility of negative amortization.

Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. For loans greater than $175,000 we utilize outside independent appraisers. For loans up to $175,000, in-house appraisers perform appraisals. For borrowers who do not obtain private mortgage insurance, our lending policies limit the maximum loan to value ratio on both fixed rate and adjustable rate mortgage loans to 80% of the appraised value of the property that is collateral for the loan (and up to 85% with respect to second fixed-rate mortgage loans). For one- to four-family residential real estate loans with loan to value ratios of between 80% and 97%, we require the borrower to obtain private mortgage insurance. For loans in excess of $75,000, we require the borrower to obtain title insurance. For first mortgage loan products under $75,000, we conduct a title search. For second mortgage type products in excess of $200,000, title insurance is required. For second mortgage type products under $200,000, we conduct a title search. We also require homeowners’ insurance and fire and casualty insurance on properties securing real estate loans. In the past, a more significant portion of our one-to-four family loans consisted of subprime loans. Beginning in 1998, management determined to reduce the risks inherent in our loan portfolio consistent with safety and soundness, and in this regard, we decided to reduce our reliance on subprime lending. Starting in 2001, management made the decision to broaden the scope of our loan products and services to enhance profitability, and expanded our commercial business lending and business banking services. There can be no assurances that we will successfully implement our strategy. At December 31, 2006 $5.2 million of our one-to-four residential loans consisted of subprime loans. There were four non-performing subprime loans totaling $199,000 at December 31, 2006.

Multi-Family Loans and Commercial Lending. At December 31, 2006, $41.2 million, or 29.5% of our total loan portfolio, consisted of loans secured by multi-family and commercial real estate properties, virtually all of which are located in the state of Illinois. Our multi-family loans are secured by multi-family and mixed use properties. Our commercial real estate loans are secured by improved property such as offices, small business facilities, unimproved land, warehouses and other non-residential buildings. Our multi-family and commercial real estate loans are offered with fixed or floating rates based upon the prime rate. Our fixed rate multi-family and commercial real estate loans are offered with amortization schedules of up to 25 years, and generally have three- and five-year balloon features. At December 31, 2006, the average balance of our multi-family and commercial real estate loans was $330,000. We generally will make multi-family and commercial real estate loans for up to 80% of the lesser of cost or the appraised value of the property securing the loan.

Prior to funding a loan secured by multi-family, mixed use or commercial property, we generally obtain an environmental assessment from an independent, licensed environmental engineer to ascertain the existence of any environmental risks that may be associated with the property. The level of the environmental consultant’s evaluation of a property will depend on the facts and circumstances relating to the specific loan, but generally the environmental consultant’s actions will range from a Phase 1 Environmental Site Assessment to a Phase II environmental report. The underwriting process for multi-family and commercial real estate loans includes an analysis of the debt service coverage of the collateral property. We typically require a debt service coverage ratio of 120% or higher. We also require personal guarantees by the principals of the borrower and a cash flow analysis when applicable.

Loans secured by multi-family residential or commercial real estate generally have larger loan balances and more credit risk than one- to four-family residential mortgage loans. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family properties typically depends upon the successful operation of the real property securing the loan. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. However, multi-family and commercial real estate loans generally have higher interest rates than loans secured by one- to four-family residential real estate.

As part of our business plan, we are developing our commercial lending. This lending may include non-real estate based loans, although at this time our non-real estate commercial loans are not a significant part of our lending. We are actively marketing our commercial business lending capability to local businesses. In addition, we are advising our existing commercial real estate and multi-family borrowers of our commercial business lending capability. Commercial business loans are typically offered with fixed or floating rates with balloon features.

Our underwriting standards for commercial business loans include a review of the applicant’s tax returns, financial statements, credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan based on cash flows generated by the applicant’s business.

Commercial business loans generally have higher interest rates and shorter terms than one- to four-family residential loans, but they also may involve higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business. We generally obtain personal guarantees from the borrower or a third party as a condition to originating a commercial business loan.

Home Equity Lines of Credit. We offer home equity lines of credit, the total of which amounted to $12.2 million, or 8.7% of our total loan portfolio, as of December 31, 2006. Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. We generally offer these loans with a maximum loan to appraised value ratio of 90% (including senior liens on the collateral property). We currently offer these lines of credit for a period of 5 years, and generally at rates tied to the prevailing prime interest rate. Our home equity lines of credit are generally underwritten in the same manner as our one- to four-family residential loans.

Consumer Loans. We are authorized to make loans for a variety of personal and consumer purposes. As of December 31, 2006, consumer loans totaled $482,000, and consisted primarily of automobile loans and loans secured by deposit accounts. Automobile loans accounted for $340,000 of our consumer loans and loans secured by deposit accounts were $139,000 at December 31, 2006. Our procedure for underwriting consumer loans includes an assessment of the applicant’s credit history and ability to meet existing obligations and payments of the proposed loan, as well as an evaluation of the value of the collateral security, if any. Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or are secured by assets that tend to depreciate in value, such as automobiles. In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining value often does not warrant further substantial collection efforts against the borrower.

Loan Originations, Purchases, Sales and Servicing. Although we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed- versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders in our market area. These lenders include commercial banks, savings institutions, credit unions, and mortgage banking companies, as well as Wall Street conduits that also actively compete for local real estate loans. Our loan originations come from a number of sources, including real estate broker referrals, existing customers, borrowers, builders, attorneys, and “walk-in” customers.

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

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Loans receivable, beginning of period	$153,423	$165,086	$157,628
Originations by type:
Real estate- one to four-family	11,137	17,005	22,405
Multi-family and commercial	14,487	20,698	17,337
Non-real estate -consumer	1,046	445	329
Home equity	8,532	7,614	12,280
Total loans originated	35,202	45,762	52,351

Sales	(3,310)	(1,977)	-

Principal repayments:	(45,417)	(55,448)	(44,893)

Loans receivable, at end of period	$139,898	$153,423	$165,086

Loan Approval Procedures and Authority. Our lending activities are subject to written, non-discriminatory underwriting standards and loan origination procedures adopted by management and the Board of Directors. A loan officer initially reviews all loans, regardless of size or type. Loans up to the Fannie Mae single family loan limit, currently $417,000, must be reviewed and approved by a loan underwriter, a Vice President or Senior Vice President of the loan department. All loans of $417,000 or less that do not meet our standard underwriting ratios and credit criteria must be reviewed by the Vice President or in their absence, a Senior Vice President, or the Officers’ Loan Committee. The Officers’ Loan Committee, which consists of Raymond Blake, Edward Milen, Lyn G. Rupich, Donna Manuel and W. Anthony Kopp, has the authority to approve all loans up to $750,000. The Chief Executive Officer and the Board of Directors must approve loans in excess of $750,000.

Loans-to-One-Borrower. Federal savings banks are subject to the same loans-to-one-borrower limits as those applicable to national banks, which restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At December 31, 2006, our lending limit was $4.5 million. At December 31, 2006, our largest lending relationship to one borrower totaled $4.1 million. At December 31, 2006, we had 29 lending relationships in which the total amount outstanding exceeded $500,000. All of the loans under these large lending relationships were performing in accordance with their terms.

Asset Quality

Loan Delinquencies and Collection Procedures. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of mortgage loans, a reminder notice is sent 15 days after an account becomes delinquent. After 15 days, we attempt to establish telephone contact with the borrower. If the borrower does not remit the entire payment due by the end of the month, then a letter that includes information regarding home-ownership counseling organizations is sent to the borrower. During the first 15 days of the following month, a second letter is sent, and we also attempt to establish telephone contact with the borrower. At this time, and after reviewing the cause of the delinquency and the borrower’s previous loan payment history, we may agree to accept repayment over a period of time, which will generally not exceed 60 days. However, should a loan become delinquent by two or more payments, and the borrower is either unwilling or unable to repay the delinquency over a period of time acceptable to us, we send a notice of default by both regular and certified mail. This notice will provide the borrower with the terms which must be met to cure the default, and will again include information regarding home-ownership counseling.

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

As of December 31, 2006, our total non-accrual loans were $540,000, compared to $394,000 at December 31, 2005, and $983,000 at December 31, 2004.

The following table sets forth our loan delinquencies by type, amount and percentage at December 31, 2006.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real estate:
One- to four-family	3	$408	0.47%	3	$132	0.15%	6	$540	0.63%
Multi-family and commercial	1	23	0.06	1	278	0.67	2	301	0.73
Consumer and other	1	3	0.62	1	1	-	2	4	0.83
Home equity	1	20	0.16	2	129	1.06	3	149	1.22

Total	6	$454	0.32%	7	$540	0.39%	13	$994	0.71%

The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. For all years presented, we had no troubled debt restructurings within the meaning of Statement of Financial Accounting Standards No. 15. For the periods presented, we had no accruing loans delinquent more than 90 days. Foreclosed assets include assets acquired in settlement of loans.

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars In thousands)
Non-accruing loans:
One- to four-family	$132	$326	$981	$1,116	$860
Multi-family and commercial	278	-	-	3	113
Consumer and other	1	1	2	17	-
Home equity	129	67	-	-	79
Total non-accruing loans	540	394	983	1,136	1,052

Total non-performing loans	540	394	983	1,136	1,052

Real estate owned	-	-	-	23	43
Total non-performing assets	$540	$394	$983	$1,159	$1,095

Total as a percentage of total assets	0.20%	0.15%	0.36%	0.49%	0.49%

Non-performing loans as percentage of gross loans receivable	0.39%	0.26%	0.60%	0.72%	0.76%

For the year ended December 31, 2006, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $50,000. The amount that was included in interest income totaled $25,000 for the year ended December 31, 2006.

Real Estate Owned. Real estate owned consists of property acquired through formal foreclosure or by deed in lieu of foreclosure, and is recorded at the lower of recorded investment or fair value. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses. After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At December 31, 2006, we did not have any real estate owned.

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

On the basis of management’s review of our assets at December 31, 2006, we had classified $546,000 as substandard, and $515,000 as special mention.

Allowance for Loan Losses. The following table sets forth information regarding our allowance for loan losses and other ratios at or for the dates indicated.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars In thousands)
Balance at beginning of period	$1,701	$1,847	$1,962	$2,082	$2,508

Charge-offs:
One- to four-family	(7)	(70)	(115)	(110)	(306)
Multi-family and commercial	(75)	-	-	-	(90)
Consumer and other	-	(1)	-	-	-
Home equity	-	-	-	(10)	(50)
Total charge-offs	(82)	(71)	(115)	(120)	(446)
Recoveries:
One- to four-family loans	28	55	112	61	—

Net charge-offs	(54)	(16)	(3)	(59)	(446)
Provisions for loan losses	(28)	(130)	(112)	(61)	20
Balance at end of period	$1,619	$1,701	$1,847	$1,962	$2,082

Net charge-offs during the period to average loans outstanding during the period	.04%	0.01%	-%	0.04%	0.33%

Net charge-offs during the period to non-performing loans	10.00	4.06	0.31	5.19	42.40

Non-performing assets to total assets at end of period	0.20	0.15	0.36	0.49	0.49

Allowance for loan losses to non-performing loans	299.81	431.73	187.89	172.71	197.91

Allowance for loan losses to loans receivable, gross	1.16	1.11	1.12	1.24	1.51

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

Our evaluation of risk in maintaining the allowance for loan losses includes the review of all loans on which the collectibility of principal may not be reasonably assured. We consider the following factors as part of this evaluation: our historical loan loss experience, known and inherent risks in the loan portfolio (particularly subprime real estate loans), the estimated value of the underlying collateral and current economic and market trends. There may be other factors that may warrant our consideration in maintaining an allowance at a level sufficient to provide for probable losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available or as future events change. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future additions may be necessary if economic and other conditions in the future differ substantially from the current operating environment.

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

Allocation of the Allowance for Loan Losses. The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated.

	At December 31,
	2006			2005			2004			2003			2002
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One- to four-family	$786	$86,024	61.49%	$949	$101,325	66.04%	$1,098	$115,598	70.02%	$1,450	$120,800	76.64%	$1,655	$115,880	83.84%
Multi-family and commercial	561	41,194	29.45	538	38,317	24.97	353	32,713	19.82	190	24,066	15.27	58	13,187	9.54
Consumer and other	5	482	0.34	8	502.33		7	649	0.39	7	696	0.44	3	782	0.56
Home equity	125	12,198	8.72	145	13,279	8.66	258	16,126	9.77	227	12,056	7.65	278	8,374	6.06
Unallocated	142	-	-	61	-	-	131	-	-	88	-	-	88	-	-
Total loans	$1,619	$139,898	100.00%	$1,701	$153,423	100.00%	$1,847	$165,086	100.00%	$1,962	$157,618	100.00%	$2,082	$138,223	100.00%

Management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific but are reflective of the probable, incurred losses inherent in the loan portfolio. This includes management’s periodic review of loan collectibility in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions such as housing trends, inflation rates and unemployment rates, geographic concentrations of loans within our immediate market area, and levels of allowance for loan losses. Generally, small balance, homogenous type loans, such as one- to four-family, mortgage, consumer and home equity loans are evaluated for impairment in total. The allowance related to these loans is established primarily by using loss experience data by general loan type. Nonperforming loans are evaluated individually, based primarily on the value of the underlying collateral securing the loan. Larger loans, such as multi-family mortgages, are also generally evaluated for impairment individually. The allowance is allocated to each loan type based on the results of the evaluation described above. Inherent credit risks that cannot be allocated to specific loan groups are presented as “unallocated” in the table.

Investment Activities

We are permitted under federal law to invest in various types of liquid assets, including United States Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Chicago (FHLB), certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds. Within certain regulatory limits, we may also invest a portion of our assets in commercial paper and corporate debt securities. We are also required to maintain an investment in FHLB stock.

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that securities be categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.”

We do not currently use or maintain a trading account. Debt and equity securities not classified as “held to maturity” are classified as “available for sale.” These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.

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

Securities classified as held to maturity, excluding mortgage-backed securities, totaled $130,000 at December 31, 2006. Our securities classified as available-for-sale, other than mortgage-backed securities, totaled $34.7 million at December 31, 2006, and consisted of Federal agency obligations, primarily Federal Farm Credit Bank notes and Federal Home Loan Bank obligations with maturities of one to five years, and an ARM mutual fund. At December 31, 2006, we had $10.9 million invested in an adjustable rate mortgage mutual fund that invests primarily in adjustable rate mortgage backed securities, and collateralized mortgage obligations.

We also have a $2.5 million investment in Federal Home Loan Bank stock at December 31, 2006. For further information regarding our securities portfolio, see Note 2 to Consolidated Financial Statements.

The following table sets forth the composition of our securities portfolio (excluding mortgage-backed securities) and other interest earning assets at the dates indicated.

	At December 31,
	2006				2005				2004
	Carrying Value	% of Total	Fair Value	% of Total	Carrying Value	% of Total	Fair Value	% of Total	Carrying Value	% of Total	Fair Value	% of Total
	(Dollars in thousands)
Securities classified as held to maturity (at amortized cost):
Municipal bonds	$130	0.35%	$130	0.35%	$200	0.52%	$200	0.52%	$-	-%	$-	-%
Securities classified as available for sale (at fair value):
Shay ARM mutual fund	10,904	29.24	10,904	29.24	8,473	21.88	8,473	21.88	5,297	13.68	5,297	13.68
FHLB	19,770	53.01	19,770	53.01	23,633	61.03	23,633	61.03	16,955	43.80	16,955	43.80
FFCB	3,979	10.67	3,979	10.67	1,959	5.06	1,959	5.06	1,955	5.05	1,955	5.05
Fannie Mae	-	-	-	-	988	2.55	988	2.55	1,987	5.13	1,987	5.13
Other equity investments	62	0.16	62	0.16	56	0.14	56	0.14	56	0.14	56	0.14
Subtotal	34,845	93.43	34,845	93.43	35,309	91.18	35,309	91.18	26,250	67.81	26,250	67.81
FHLB stock	2,450	6.57	2,450	6.57	3,416	8.82	3,416	8.82	12,459	32.19	12,459	32.19
Total securities and FHLB stock	$37,295	100.00%	$37,295	100.00%	$38,725	100.00%	$38,725	100.00%	$38,709	100.00%	$38,709	100.00%

Average remaining life of securities	10.9 months				13.2 months				13.3 months
Other interest-earning assets:
Interest-earning deposits with banks	$38,061	84.03%	$38,061	84.03%	$20,061	97.79%	$20,061	97.79%	$20,534	86.10%	$20,534	86.10%
Federal funds sold	7,231	15.97	7,231	15.97	454	2.21	454	2.21	3,314	13.90	3,314	13.90
Total	$45,292	100.00%	$45,292	100.00%	$20,515	100.00%	$20,515	100.00%	$23,848	100.00%	$23,848	100.00%

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

At December 31, 2006, our mortgage-backed securities totaled $34.1 million, which represented 12.8% of our total assets at that date. At December 31, 2006, a majority of our mortgage-backed securities were classified as available-for-sale. At that date, virtually all of our mortgage-backed securities had fixed rates of interest. We purchased $4.7 million of mortgage-backed securities during the year ended December 31, 2006, and $9.6 million during the year ended December 31, 2005.

Mortgage-backed securities generally yield less than the mortgage loans underlying such securities because of their payment guarantees or credit enhancements, which offer nominal credit risk to the security holder. In addition, mortgage-backed securities are more liquid than individual mortgage loans and we may use them to collateralize borrowings or other obligations of A. J. Smith Federal.

The following table sets forth the composition of our mortgage-backed securities at the dates indicated.

	At December 31,
	2006		2005		2004
	Carrying	% of	Carrying	% of	Carrying	% of
	Value	Total	Value	Total	Value	Total
	(Dollars in thousands)
Mortgage-backed securities classified as held to maturity (at amortized cost):
Ginnie Mae	$74	0.22%	$95	0.26%	$132	0.37%
Mortgage-backed securities classified as available for sale (at fair value):
Fannie Mae	29,310	85.87	30,300	83.65	29,685	83.94
Freddie Mac	4,749	13.91	5,830	16.09	5,548	15.69

Total	$34,133	100.00%	$36,225	100.00%	$35,365	100.00%

Carrying Values, Yields and Maturities. The composition and maturities of our debt securities portfolio and of our mortgage-backed securities, excluding equity investments and FHLB stock, are indicated in the following table. Cost represents the amortized cost of the securities and mortgage-backed securities at December 31, 2006.

	At December 31, 2006
	Less Than	1 to 5	5 to 10	Over
	1 Year	Years	Years	10 Years	Total Securities
	Amortized	Amortized	Amortized	Amortized	Amortized
	Cost	Cost	Cost	Cost	Cost	Fair Value
	(Dollars in thousands)

Securities	$8,037	$16,042	$-	$-	$24,079	$23,879
Mortgage-backed securities	-	1,207	17,451	16,470	35,128	34,133
Total securities	$8,037	$17,249	$17,451	$16,470	$59,207	$58,012

Weighted average yield	3.05%	4.29%	4.35%	4.76%	3.67%

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

Deposit Activity. The following table sets forth our deposit flows during the periods indicated.

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Opening balance	$190,407	$198,056	$183,847
Deposits	408,178	422,686	464,289
Withdrawals	(400,369)	(435,519)	(453,205)
Interest credited	3,960	5,184	3,125

Ending balance	$202,176	$190,407	$198,056

Net increase (decrease)	$11,769	$(7,649)	$14,209

Percent increase (decrease)	$6.18%	(3.86)%	7.73%

Deposit Accounts. The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered as of the dates indicated.

	At December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Transactions and Savings Deposits:

Checking accounts	$4,152	2.05%	$3,273	1.72%	$3,879	1.96%
Passbook accounts	40,463	20.02	46,854	24.61	50,651	25.57
NOW accounts	18,946	9.37	18,947	9.95	19,905	10.05
Money market accounts	9,336	4.62	8,446	4.44	10,575	5.34

Total non-certificates	72,897	36.06	77,520	40.72	85,010	42.91

Certificates:

0.00 - 3.99%	33,103	16.37	71,214	37.40	80,997	40.90
4.00 - 5.99%	95,392	47.18	40,942	21.50	23,660	11.95
6.00 - 7.99%	762	0.37	711	0.37	8,370	4.23
8.00 - 9.99%	22	0.02	20	0.01	19	0.01

Total certificates	129,279	63.94	112,887	59.28	113,046	57.09
Total deposits	$202,176	100.00%	$190,407	100.00%	$198,056	100.00%

Deposit Maturity Schedule. The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2006.

	0-3.99%	4.00-5.99%	6.00-7.99%	8.00%- or greater	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:

March 31, 2007	$15,413	$19,236	$67	$-	$34,716	26.85%
June 30, 2007	6,342	28,553	272	-	35,167	27.20
September 30, 2007	1,875	18,851	-	-	20,726	16.03
December 31, 2007	748	9,362	-	-	10,110	7.82
March 31, 2008	2,350	3,247	-	6	5,603	4.33
June 30, 2008	2,259	1,275	-	-	3,534	2.73
September 30, 2008	920	936	-	-	1,856	1.44
December 31, 2008	455	1,171	376	-	2,002	1.55
March 31, 2009	390	2,207	-	16	2,613	2.02
June 30, 2009	322	1,529	-	-	1,851	1.43
September 30, 2009	255	1,050	-	-	1,305	1.01
December 31, 2009	242	823	10	-	1,075	0.83
March 31, 2010	1,046	1,713	-	-	2,759	2.13

Thereafter	486	5,440	36	-	5,962	4.61

Total	$33,103	$95,393	$761	$22	$129,279	100.00%

Percent of total	25.60%	73.79%	0.59%	0.02%

Large Certificates. The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2006.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)

Certificates of deposit less than $100,000	$24,889	$26,760	$20,260	$21,309	$93,218
Certificates of deposit of $100,000 or more	9,116	8,308	6,093	7,250	30,767
Public funds (1)	710	100	4,484	-	5,294

Total certificates of deposit	$34,715	$35,168	$30,837	$28,559	$129,279
______________________
(1)  Deposits from governmental and other public entities. The amounts shown under public funds include deposits of $100,000 or more totaling $5.1 million.

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

The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances for the periods indicated.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Maximum balance:
FHLB advances	$32,750	$36,250	$36,250

Average balance:
FHLB advances	$29,963	$34,167	$27,358

The following table sets forth the balances of, and weighted average interest rate on, certain borrowings at the dates indicated.

	At December 31,
	2006	2005	2004
	(Dollars In thousands)

FHLB advances	$28,750	$32,750	$36,250

Weighted average interest rate of FHLB advances	4.25%	4.06%	4.05%

Employees

At December 31, 2006, we had a total of 53 full-time and 11 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relationships with our employees.

Regulations

Loans-to-One-Borrower.  Federal savings banks generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and unimpaired surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of December 31, 2006, we were in compliance with our loans-to-one-borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, we are required to satisfy a qualified thrift lender test whereby we must maintain at least 65% of our “portfolio assets” in “qualified thrift investments.” These consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. As of December 31, 2006, we maintained 78.29% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution. A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years that is still available for distribution, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition, or (4) the institution is not eligible for expedited review of its filings. If an application is not required to be filed, savings institutions, which are a subsidiary of a holding company, as well as certain other institutions, must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

Any additional capital distributions would require prior regulatory approval. In the event our capital falls below the adequately capitalized requirement or the Office of Thrift Supervision notifies us that we are in need of more than normal supervision, our ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if it determines that the distribution would constitute an unsafe or unsound practice.

Community Reinvestment Act and Fair Lending Laws. Federal savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Equal Credit

Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. We received a Satisfactory Community Reinvestment Act rating in our most recent examination by the Office of Thrift Supervision.

Transactions with Related Parties. Our authority to engage in transactions with related parties or “affiliates” or to make loans to specified insiders, is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing regulations. The term “affiliate” for these purposes generally means any company that controls or is under common control with an institution, including AJS Bancorp, Inc. and its non-savings institution subsidiaries, if any. The regulation limits the aggregate amount of certain “covered” transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of covered transactions with all affiliates to 20% of the savings institution’s capital and surplus. Covered transactions with affiliates are required to be secured by collateral in an amount and of a type described in the regulation, and purchasing low quality assets from affiliates is generally prohibited. The regulation also provides that covered transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

Our authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and its implementing regulation, Regulation O. Among other things, this regulation generally requires these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, the regulation permits executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans we may make to these persons based, in part, on our capital position, and requires approval procedures to be followed. At December 31, 2006, we were in compliance with these regulations.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all “institution-related parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

Standards for Safety and Soundness.  Federal law requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under the Federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

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

The regulatory guidance emphasizes that the federal banking agencies believe that responsible subprime lending can expand credit access for consumers and offer attractive returns for the savings institution. The guidance is applicable to savings institutions that have subprime lending programs greater than or equal to 25% of core capital. As part of the regulatory guidance, examiners must provide greater scrutiny of (i) an institution’s ability to administer its higher risk subprime portfolio, (ii) the allowance for loan losses to ensure that the portion of the allowance allocated to the subprime portfolio is sufficient to absorb the estimated credit losses for the portfolio, and (iii) the level of risk-based capital that the savings institution has to ensure that such capital levels are adequate to support the savings institution’s subprime lending activities. The Office of Thrift Supervision has not required us to restrict our subprime lending activities, nor has it required us to maintain specific levels in our allowance for loan losses or risk based capital as a result of our subprime lending activities. In addition, we have significantly reduced our subprime lending activities at this time, and do not expect to resume material originations of subprime lending in the foreseeable future.

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

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The capital regulations also incorporate an interest rate risk component. Savings institutions with “above normal” interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At December 31, 2006, A. J. Smith Federal met each of its capital requirements.

Prompt Corrective Regulatory Action

Under its Prompt Corrective Action regulations, the Office of Thrift Supervision is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s level of capital. Generally, a savings institution that has total risk-based capital of less than 8.0%, or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0%, is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” Generally, the banking regulator is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts

Deposit accounts in A. J. Smith Federal are insured by the Federal Deposit Insurance Corporation generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. A. J. Smith’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments.

On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation required, among other things, that the Federal Deposit Insurance Corporation adopt regulations increasing the maximum amount of federal deposit insurance coverage per separately insured depositor beginning in 2010 (with a cost of living adjustment to become effective in five years) and modifying the deposit fund’s reserve ratio for a range between 1.15% and 1.50% of estimated insured deposits.

On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations establishing a risk-based assessment system that will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution’s premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund and the Savings Association Insurance Fund into a single insurance fund called the Deposit Insurance Fund. The merger of the two separate insurance funds did not affect the authority of the Financing Corporation, a mixed-ownership government corporation, to impose and collect, with approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, insurance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2006, the Financing Corporation assessment was equal to 1.24 basis points for each $100 in domestic deposits maintained at an institution.

Federal Home Loan Bank System

We are a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Chicago (FHLB), we are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of our unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of our borrowings from the FHLB, whichever is greater. As of December 31, 2006, we were in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. On February 10, 2005 the FHLB announced that the Federal Housing Finance Board, the regulator for the FHLB, accepted their business plan. Included in the business plan were guidelines for a new dividend policy requiring its dividend payout ratio in a given quarter not to exceed 90% of Adjusted Core Net Income for that quarter. In addition, quarterly dividends of greater than 5.5%, on an annualized basis, will require regulatory approval. On October 18, 2005 the Federal Home Loan Bank of Chicago announced a policy to discontinue excess capital stock redemptions or “voluntary” stock redemptions. Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowings.

Federal Reserve System

Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2006, we were in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

Holding Company Regulation

General. AJS Bancorp, MHC and AJS Bancorp, Inc. are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, AJS Bancorp, MHC and AJS Bancorp, Inc. are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the

Office of Thrift Supervision has enforcement authority over AJS Bancorp, Inc. and AJS Bancorp, MHC and their subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, AJS Bancorp, Inc. and AJS Bancorp, MHC are generally not subject to state business organization laws.

Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company, such as AJS Bancorp, MHC, and a federally chartered mid-tier holding company such as AJS Bancorp, Inc. may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including AJS Bancorp, Inc. and AJS Bancorp, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

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

Waivers of Dividends by AJS Bancorp, MHC. Office of Thrift Supervision regulations require AJS Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from AJS Bancorp, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations. AJS Bancorp, MHC may waive dividends paid by AJS Bancorp, Inc. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by AJS Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event AJS Bancorp, MHC converts to stock form. On November 25, 2005 the Company paid an initial quarterly dividend of $0.10 cents per share to stockholders of record on November 10, 2005. In conjunction with Office of Thrift Supervision’s approval, AJS Bancorp, MHC waived 80% of the quarterly dividend due on its 1,227,554 shares. During the twelve months ended 2006 the Company paid three regular quarterly dividends of $0.10 per share and one regular quarterly dividend of $0.11 per share to stockholders of record. In conjunction with the Office of Thrift Supervision approval, AJS Bancorp, MHC waived 100% of the dividends due on its 1,227,554 shares. The Company anticipates that AJS Bancorp, MHC will waive 100% of dividends in the foreseeable future.

Conversion of AJS Bancorp, MHC to Stock Form. Office of Thrift Supervision regulations permit AJS Bancorp, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to AJS Bancorp, Inc. (the “New Holding Company”), AJS Bancorp, MHC’s corporate existence would end, and certain depositors of A. J. Smith Federal would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than AJS Bancorp, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in AJS Bancorp, Inc. immediately prior to the Conversion Transaction. Under Office of Thrift Supervision regulations, Minority Stockholders would not be diluted because of any dividends waived by AJS Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event AJS Bancorp, MHC converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

The USA PATRIOT Act

In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gave the Federal

Government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA PATRIOT Act has no material impact on the Bank’s operations.

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

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules requiring the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. Recently, the SEC created a committee to evaluate Sarbanes-Oxley issues that may affect small public companies. Specifically being reviewed are the requirements under Sarbanes-Oxley section 404, which require significant oversight of a public company’s internal control over the financial statements. On December 15, 2006 the SEC issued a final rule to further extend the Sarbanes-Oxley Section 404 compliance dates for nonaccelerated filers. The final rule now requires nonaccelerated filers to provide management’s report on internal control over financial reporting for the first fiscal year ending on or after December 15, 2007. The rule further extends the deadline for the external auditor’s attestation report on internal control over financial reporting to be required for the first fiscal year ending on or after December 15, 2008. The Company cannot accurately predict what additional expenses may be incurred in complying with the provisions of the Sarbanes-Oxley Act

TAXATION

Federal Taxation For federal income tax purposes, AJS Bancorp, Inc. and A. J. Smith Federal file separate federal income tax returns on a calendar year basis using the accrual method of accounting.

As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. However, transactions which would require recapture of the pre-1988 tax bad debt reserve include redemption of A. J. Smith Federal’s stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes. At December 31, 2006, A. J. Smith Federal had approximately $2.4 million of pre-1988 tax bad debt reserves. A deferred tax liability has not been provided on this amount, as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

AJS Bancorp, Inc. is subject to the corporate alternative minimum tax to the extent it exceeds AJS Bancorp, Inc.’s regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base are a number of preference items, including interest on certain tax-exempt bonds issued after August 7, 1986, and an “adjusted current earnings” computation which is similar to a tax earnings and profits computation. In addition, for purposes of the alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income.

A. J. Smith Federal’s income tax returns have not been audited by the Internal Revenue Service within the past five years.

Illinois State Taxation. AJS Bancorp, Inc. is required to file Illinois income tax returns and pay tax at an effective tax rate of 7.3% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations. During 2005, the Illinois Department of Revenue (IDOR) audited the Company’s and the Bank’s Illinois tax returns for the years ended 2004, 2003 and 2002. IDOR recommended the Company file unitary tax returns, or consolidated returns with the Bank and MHC, for the years audited and for future filings. This change resulted in no effect for 2002 and an immaterial refund for 2003 and 2004, respectively. We expect this change to minimally decrease the Company’s Illinois revenue taxes in the future.

MANAGEMENT

Executive Officers of AJS Bancorp, Inc. The following individuals hold the following executive officer positions of AJS Bancorp, Inc.

Name	Age	Position

Thomas R. Butkus	59	Chairman of the Board and Chief Executive Officer

Lyn G. Rupich	44	President

W. Anthony Kopp	56	Senior Vice President

Pamela N. Favero	43	Chief Financial Officer

Availability of Annual Report on Form 10-K

Our Annual Report on Form 10-K may be accessed on our website at www.ajsmithbank.com.

Item 1A.     Risk Factors

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

In determining the amount of the allowance for loan losses, we review individual delinquent multi-family and commercial real estate loans for potential impairments in their carrying value. Additionally, we apply a factor to the loan portfolio principally based on historical loss experience applied to the composition of the loan portfolio and integrated with our perception of risk in the economy. Since we must use assumptions regarding individual loans and the economy, our current allowance for loan losses may not be sufficient to cover actual loan losses, and increases in the allowance may be necessary. Consequently, we may need to significantly increase our provision for losses on loans, particularly if one or more of our larger loans or credit relationships becomes delinquent of if we expand our non-residential, multi-family or commercial business lending. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize loan charge-offs.

If Economic Conditions Deteriorate, Our Earnings Could be Adversely Impacted as Borrowers’ Ability to Repay Loans Declines and the Value of the Collateral Securing Our Loans Decreases.

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

Our Public Shareholders Do Not Exercise Voting Control Over AJS Bancorp, Inc.

A majority of the voting stock of AJS Bancorp, Inc. is owned by AJS Bancorp, MHC. AJS Bancorp, MHC is controlled by its board of directors, which consist of those persons who are members of the board of directors of AJS Bancorp, Inc. and A. J. Smith Federal Savings Bank. AJS Bancorp, MHC elects all members of the board of directors of AJS Bancorp, Inc., and, as a general matter, will control the outcome of all matters presented to the stockholders of AJS Bancorp, Inc. for resolution by vote, except for matters that require a vote greater than a majority vote. Consequently, AJS Bancorp, MHC, acting through its board of directors, is able to control the business and operations of AJS Bancorp, Inc. and may be able to prevent any challenge to the ownership or control of AJS Bancorp, Inc. by stockholders other than AJS Bancorp, MHC. There is no assurance that AJS Bancorp, MHC will not take actions that the public stockholders believe are against their interests.

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

We Operate in a Highly Regulated Environment and May be Adversely Affected by Changes in Laws and Regulations.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of deposits. As federally chartered holding companies, AJS Bancorp, Inc. and AJS Bancorp, MHC are subject to regulation and oversight by the Office of Thrift Supervision. Such regulation and supervision govern the activities in which an institution and its holding companies may engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing mutual holding companies, could have a material impact on A. J. Smith Federal Savings Bank, AJS Bancorp, Inc., and our operations.

Item 1.B     Unresolved Staff Comments

None.

ITEM 2.     PROPERTIES

Properties

At December 31, 2006, we conducted our business from our main office at 14757 South Cicero, Midlothian, Illinois, a branch office located at 8000 West 159th Street, Orland Park, Illinois and a branch office located at 11275 W. 143rd Street, Orland Park, Illinois. We own all of our branch locations. At December 31, 2006, the net book value of our office locations was $4.2 million.

ITEM 3.     LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. At December 31, 2006, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is quoted on the electronic bulletin board under the symbol “AJSB.”

The following table sets forth the range of the high and low bid prices of the Company’s Common Stock for the prior eight calendar quarters and is based upon information set forth on the over the counter electronic bulletin board. During the twelve months ended 2006 the Company paid three regular quarterly dividends of $0.10 cents per share, and one regular quarterly dividend of $0.11 cents per share to stockholders of record. In conjunction with Office of Thrift Supervision approval, AJS Bancorp, MHC (the “MHC”) waived 100% of the quarterly dividends due on its 1,227,554 shares. The Company paid an initial quarterly dividend of $0.10 cents per share on November 25, 2005, to stockholders of record on November 10, 2005, of which the MHC waived 80% of the quarterly dividend due on it’s 1,227,554 shares.

	Prices of Common Stock
	High	Low
Calendar Quarter Ended
March 31, 2005	$24.40	$23.75
June 30, 2005	24.25	23.30
September 30, 2005	25.00	23.00
December 31, 2005	23.60	22.50
March 31, 2006	23.90	23.00
June 30, 2006	25.00	23.55
September 30, 2006	25.00	23.50
December 31, 2006	26.50	24.60

As of December 31, 2006, the Company had 382 stockholders of record.

The Company's second repurchase plan was announced on May 18, 2004 and allowed for the repurchase of 117,000 shares of the Company's stock, which represented approximately 5% of the Company's outstanding shares. Subsequently, the Company announced increases in the repurchase plan of 100,000 and 50,000 shares on March 22, 2005 and October 18, 2005, respectively. As of December 31, 2006 there are 58,037 shares remaining to be purchased under the current repurchase plan.

The following table sets forth the issuer purchases of equity securities during the prior three months.

	Total number shares purchased	Average price paid per share	Total number of shares purchased under publicly announced plan	Maximum number of shares that may be purchased under the repurchase plan

October 1-October 31	-	$-	207,695	267,000
November 1-November 30	1,268	24.25	208,963	267,000
December 1- December 31	-	-	208,963	267,000

Set forth below is certain information as of December 31, 2006 regarding equity compensation to directors and executive officers of the Company approved by stockholders. Other than the employee stock ownership plan, the Company did not have any equity plans in place that were not approved by stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	102,885 options 20,868 nonvested restricted stock	$ 18.81 (1)	7,456 (options)/900 (restricted stock)
Equity compensation plans not approved by stockholders	-	-	-
Total	123,753	$ 18.81 (1)	7,456 (options)/900 (restricted stock)
(1) Represents the exercise price of options awarded under the stock option plan.

Stock Performance Graph

Set forth hereunder is a performance graph comparing (a) the total return on the common stock of the Company for the period beginning on December 31, 2001 through December 31, 2006, (b) the cumulative total return on stocks included in the United States Nasdaq Composite Index over such period, and (c) the cumulative total return on stocks included in the SNL Over the Counter-Bulletin Board and pink sheet traded thrifts with total assets between $100 million up to $500 million over such period, and (d) the cumulative total return on stocks included in the SNL Mutual Holding Company Thrifts Index over such period. The graph assumes that the value of the investment in each index was $100 on December 26, 2001 and that all dividends were reinvested.

Assuming an initial investment in the common stock of the Company of $100.00 on December 31, 2001, the cumulative total value of the investment on December 31, 2006 would be $203.15. There can be no assurance that the Company’s stock performance will continue in the future with the same or similar trend depicted in the graph. The Company will not make or endorse any predictions as to future stock performance.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
AJS Bancorp, Inc.	100.00	132.32	174.90	182.51	175.67	203.15
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Thrift Pink	100.00	124.49	184.21	196.23	205.20	254.86
SNL Thrift MHCs	100.00	143.59	242.83	274.86	282.40	386.74

ITEM 6.     SELECTED FINANCIAL DATA

The following tables set forth selected consolidated historical financial and other data of AJS Bancorp, Inc. for the periods and at the dates indicated. The information is derived in part from, and should be read together with, the Consolidated Financial Statements and Notes thereto of AJS Bancorp, Inc. contained elsewhere in this Annual Report.

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$266,513	$257,905	$270,869	$238,384	$222,570
Loans receivable, net	138,377	151,768	163,291	155,628	136,134
Mortgage-backed securities:
Held to maturity	74	95	132	177	269
Available for sale	34,059	36,130	35,233	13,854	15,770
Securities:
Held to maturity	130	200	-	-	91
Available for sale	34,715	35,109	26,250	28,621	36,133
Deposits	202,176	190,407	198,056	183,847	169,008
Total borrowings	28,750	32,750	36,250	17,000	16,000
Equity	28,749	28,252	30,530	32,105	33,646

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Selected Operations Data:
Total interest income	$13,589	$12,948	$12,737	$12,347	$13,113
Total interest expense	7,017	6,023	5,178	5,069	5,426
Net interest income	6,572	6,925	7,559	7,278	7,687
Provision for loan losses	(28)	(130)	(112)	(61)	20
Net interest income after provision for loan losses	6,600	7,055	7,671	7,339	7,667
Noninterest income	939	936	933	1,091	1,599
Noninterest expense	6,088	6,200	6,191	6,255	5,855
Income before income taxes	1,451	1,791	2,413	2,175	3,411
Income taxes	540	694	833	782	1,296
Net income	$911	$1,097	$1,580	$1,393	$2,115
Earnings per share
Basic	$0.43	$0.51	$0.70	$0.60	$0.90
Diluted	0.43	0.50	0.69	0.60	0.90

	Years Ended December 31,
	2006	2005	2004	2003	2002

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.36%	0.42%	0.61%	0.58%	0.98%
Return on equity (ratio of net income to average equity)	3.40	3.75	5.07	4.15	6.50
Interest rate spread information:
Average during period	2.29	2.41	2.78	2.93	3.39
Net interest margin (1)	2.62	2.71	3.03	3.20	3.78
Ratio of operating expense to average total assets	2.43	2.35	2.39	2.62	.72
Efficiency ratio (2)	81.05	78.87	72.90	74.74	73.04
Ratio of average interest-earning assets to average interest-bearing liabilities	111.96	112.45	112.29	112.29	14.49

Asset Quality Ratios:
Non-performing assets to total assets at end of period	0.20	0.15	0.36	0.49	0.49
Allowance for loan losses to non-performing loans	299.81	431.73	187.89	172.71	197.91
Allowance for loan losses to loans receivable, gross	1.16	1.11	1.12	1.24	1.51

Capital Ratios:
Equity to total assets at end of period	10.79	10.95	11.27	13.47	15.12
Average equity to average assets	10.68	11.08	12.06	14.02	15.14

Other Data:
Number of full-service offices	3	3	3	3	3

(1)	Net interest income divided by average interest earning assets.
(2)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, commercial and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

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

Business Strategy

Our business strategy is to operate as a well-capitalized, profitable, community-oriented savings bank dedicated to providing quality customer service. In the past, we implemented our business strategy by emphasizing the origination of one-to-four family loans and other loans secured by real estate. We will continue to be primarily a one-to-four family lender. Management, however, has determined to broaden the scope of our loan products and services to enhance profitability and reduce the risks inherent in our loan portfolio, consistent with safety and soundness. In this regard, we have determined to reduce our reliance on subprime lending and to expand our commercial business lending and business banking services. There can be no assurances that we will successfully implement our strategy.

Highlights of our business strategy are as follows:

•
Continuing One-to-Four Family Residential Real Estate Lending. Historically, we have emphasized one-to-four family residential lending within our market area. As of December 31, 2006, $86.0 million, or 61.5%, of our total loan portfolio consisted of one- to four-family residential real estate loans. During the year ended December 31, 2006, we originated $11.1 million of one-to-four family residential real estate loans. We intend to continue to originate one-to-four family loans because of our expertise with this type of lending.

•
Commercial and Multi-Family Real Estate Lending. We intend to originate more commercial business and multi-family loans to complement our one- to four-family residential real estate lending. These loans will most likely encumber business real estate whenever possible, however, we may use non-real estate based liens when necessary. As of December 31, 2006 commercial real estate and multi-family loans represented $41.2 million or 29.5% of our loan portfolio. We continue to be committed to developing our commercial business and multi-family lending and our commercial business banking services. We believe that expanding our commercial and multi-family business lending will enable us to improve the yield on our loan portfolio and diversify our assets while continuing to meet the needs of our community.

•
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

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

 Total assets as of December 31, 2006 were $266.5 million, an increase of $8.6 million or 3.3% from $257.9 million at December 31, 2005. The increase was primarily due to an increase in cash and cash equivalents offset by decreases in certificates of deposit, securities, loans receivable, and Federal Home Loan Bank (FHLB) stock. Deposits at other financial institutions consisting of certificates of deposit decreased $3.1 million or 36.0% to $5.5 million at December 31, 2006 from $8.6 million at December 31, 2005. The decrease was due to the certificates maturing. Securities decreased $2.5 million or 3.6% to $69.0 million at December 31, 2006 from $71.5 million at December 31, 2005. Loans receivable decreased $13.4 million or 8.8% to $138.4 million at December 31, 2006 from $151.8 million at December 31, 2005. Federal Home Loan Bank stock decreased $966,000 or 28.3% to $2.4 million at December 31, 2006 from $3.4 million at December 31, 2005. The Company continued to decrease its investment in Federal Home Loan Bank stock due to liquidity and dividend policy changes at the Federal Home Loan Bank. There was no gain or loss on the sale of the Federal Home Loan Bank stock. The change in our asset composition reflects management’s decision to have a more liquid asset mix during the current inverted interest rate environment.

Total deposits increased $11.8 million or 6.2% to $202.2 million at December 31, 2006 from $190.4 million at December 31, 2005. The increase was primarily in certificates of deposit, offset by a decrease in passbook savings accounts. Certificates of deposit increased to $129.3 million at December 31, 2006 from $112.9 million at December 31, 2005. Passbook savings accounts decreased $6.4 million to $40.5 million at December 31, 2006 compared to $46.9 million at December 31, 2005.

FHLB advances decreased to $28.8 million at December 31, 2006 from $32.8 million at December 31, 2005. The decrease was due to the advances maturing and not being replaced.

At December 31, 2006 our securities available for sale portfolio had gross unrealized losses of $1.4 million compared to gross unrealized losses of $1.8 million at December 31, 2005. Our available for sale mortgage-backed securities accounted for $1.0 million of the gross unrealized losses at December 31, 2006, while our available for sale U.S. governmental agency securities had $215,000 gross unrealized losses at December 31, 2006. Our mutual fund, which holds adjustable rate mortgage securities and mortgage-backed securities, had gross unrealized losses of $201,000 at December 31, 2006 compared to gross unrealized losses of $183,000 at December 31, 2005. We have reviewed and analyzed our available for sale portfolio to determine if any security within the portfolio may have suffered an other-than-temporary impairment. Staff Accounting Bulletin topic 5M provides guidance on making other-than-temporary impairment decisions, and requires an evidence-based evaluation when an investment declines below cost. It references the length of time that market value has been less than cost (duration of impairment) and the extent to which market value has been less than cost (severity of impairment). We concluded that the cause of the unrealized loss was interest-rate driven and does not reflect any impairment related to the financial condition and near-term prospects of the issuer that could effect the earnings potential of the investment. In addition, we also have the intent and ability to hold the securities through the expected recovery period. Therefore, we anticipate leveling or declining interest rates will result in the recovery of the available for sale securities market value.

We had non-performing assets, all nonaccrual loans, of $540,000 as of December 31, 2006 and $394,000 as of December 31, 2005. The allowance for loan losses totaled $1.6 million at December 31, 2006 and $1.7 million at December 31, 2005. This represents a ratio of the allowance for loan losses to gross loans receivable of 1.16% at December 31, 2006 and 1.11% at December 31, 2005. The allowance for loan losses to non-performing loans was 299.8% at December 31, 2006 and 431.7% at December 31, 2005. We had four non-performing subprime loans totaling $199,000 at December 31, 2006.

Total stockholders’ equity increased $497,000 to $28.7 million at December 31, 2006 from $28.3 million at December 31, 2005. The increase in stockholders’ equity during the past twelve months primarily resulted from net income of $911,000, as well as an increase in other comprehensive income due to the increased market value of the available for sale securities portfolio. These increases were partially offset by the repurchase of shares of our stock during the twelve months ended December 31, 2006. Stock compensation and ESOP related transactions increased equity a net total of $90,000. In addition, during the year we declared and paid three quarterly dividends of $0.10 cents per share, and one quarterly dividend of $0.11 cents per share totaling $363,000. With the non-objection of the Office of

Thrift Supervision (“OTS”) AJS Bancorp, MHC (the “MHC”) waived 100% of the quarterly dividend due on its 1,227,544 shares. The Company has requested and received a non-objection letter from the OTS on the waiver of the quarterly dividend payments due on the MHC shares through the quarter ended September 30, 2007.

Comparison of Financial Condition at December 31, 2005 and December 31, 2004

Total assets decreased by $13.0 million, or 4.8%, to $257.9 million at December 31, 2005 from $270.9 million at December 31, 2004. The decrease was primarily due to decreases in loans receivable, Federal Home Loan Bank (FHLB) stock, federal funds sold, and earning deposits, offset by an increase in securities. Loans receivable decreased $11.5 million or 7.1% to $151.8 at December 31, 2005 from $163.3 million at December 31, 2004. FHLB stock decreased $9.1 million or 72.6% to $3.4 million at December 31, 2005 from $12.5 million at December 31, 2004. Federal funds sold decreased $2.8 million or 86.3% to $454,000 at December 31, 2005 from $3.3 million at December 31, 2004. Certificates of deposit held at other financial institutions decreased $1.2 million or 12.3% to $8.6 million at December 31, 2005, from $9.8 million at December 31, 2004. Securities increased $9.9 million or 16.1% to $71.5 million at December 31, 2005 from $61.6 million at December 31, 2004. The Company decreased its investment in FHLB stock due to uncertainty regarding the payment and level of the FHLB dividend. There was no gain or loss on the sale of the FHLB stock. The Company invests in federal funds sold in the event that there is no more profitable, highly liquid investment available or if the Company anticipates an increase in funding needs within the near future. Therefore, the balance in federal funds sold can and does fluctuate. Certificates of deposit held at other financial institutions decreased as maturities were not being reinvested. Securities increased due to purchases of fixed-rate government-backed notes and bonds, an additional investment in the adjustable-rate ARM fund, and mortgage-backed securities. The notes and bonds mature in three years or less, the ARM fund can be redeemed at any time and reprices on average every six months to a year, and the mortgage-backed securities are expected to mature in less than ten years, however prepayments may cause them to pay down at a faster pace.

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

At December 31, 2005 the Company’s available for sale portfolio had gross unrealized losses of $1.8 million compared to gross unrealized losses of $232,000 at December 31, 2004. The Company’s available for sale mortgage-backed securities accounted for $1.2 million of the gross unrealized losses at December 31, 2005, while the Company’s available for sale U.S. governmental agency securities had $410,000 gross unrealized losses at December 31, 2005. The Company has reviewed and analyzed its available for sale portfolio to determine if any security within the portfolio may have suffered an other-than-temporary impairment. SAB topic 5M provides guidance on making other-than-temporary impairment decisions, and requires an evidence-based evaluation when an investment declines below cost. It references the length of time that market value has been less than cost (duration of impairment) and the extent to which market value has been less than cost (severity of impairment). We concluded that the cause of the unrealized loss was interest-rate driven and does not reflect any impairment related to the financial condition and near-term prospects of the issuer that could effect the earnings potential of the investment. In addition, the Company also has the intent and ability to hold the securities through the expected recovery period. Therefore, the Company anticipates leveling or declining interest rates will result in the recovery of the available for sale securities market value.

At December 31, 2005 the Company had non-performing assets of $394,000 compared to $983,000 as of December 31, 2004. The allowance for loan losses was $1.7 million at December 31, 2005, and $1.8 million at December 31, 2004. This represents a ratio of allowance for loan losses to gross loans receivable of 1.11% at December 31, 2005 and 1.12% at December 31, 2004. The allowance for loan losses to non-performing loans was 431.7% at December 31, 2005 and 187.9% at December 31, 2004. Total stockholders’ equity decreased $2.3 million to $28.3 million at December 31, 2005 from $30.5 million at December 31, 2004. The decrease in stockholders’ equity during the past twelve months primarily resulted from the repurchase of shares of the Company’s stock, as well as a decrease in other comprehensive income due to the decreased market value of the available for sale securities portfolio. These decreases were offset by net income of $1.1 million for the twelve months ended December 31, 2005. In addition, the Company declared an initial quarterly dividend of $0.10 cents per share, payable on November 25, 2005, to stockholders of record on November 10, 2005. With the approval of the Office of Thrift Supervision AJS Bancorp, MHC waived 80% of the quarterly dividend due on its 1,227,554 shares.

Comparison of Operating Results for the Years Ended December 31, 2006 and December 31, 2005

General. Net income decreased $186,000, or 17.0%, to $911,000 for the year ended December 31, 2006, from $1.1 million for the year ended December 31, 2005. The decrease in net income resulted primarily from a decrease in net interest income. The 2005 to 2006 changes in provision, non-interest income, non-interest expense and income taxes were only a net $134,000. Non-interest expense decreased slightly during 2006 and non-interest income remained relatively stable.

Interest Income. Total interest income increased to $13.6 million for the twelve months ended December 31, 2006, up $641,000 or 5.0% from $12.9 million for the same period in 2005. The increase in our interest income is primarily due to a higher average yield earned on all categories of our interest-earning assets.

Interest income from loans increased by $123,000 to $9.3 million for the year ended December 31, 2006, from $9.1 million for the year ended December 31, 2005. The increase in interest income from loans was due to an increase in interest rates earned on the loans during the year. The average yield on loans increased to 6.2% during 2006 from 5.8% during 2005. Average loan balances were $149.4 million during the year ended December 31, 2006 compared to average loan balances of $156.8 million during the year ended December 31, 2005.

Interest income from securities increased by $192,000 to $2.9 million for the year ended December 31, 2006 compared to $2.7 million for the year ended December 31, 2005. The increase was due to an increase in interest rates earned on the securities during the year. The average yield on securities increased to 4.1% during 2006 from 3.7% during 2005. Average securities balances were $70.3 million during the year ended December 31, 2006 compared to average securities balances of $72.3 million during the year ended December 31, 2005.

Interest income from interest-earning deposits increased $152,000, or 14.1%, to $1.2 million for the year ended December 31, 2006, from $1.1 million for the year ended December 31, 2005. The increase resulted from increases in the average balances and an increase in the interest rate earned on the deposits. Average balances increased to $26.2 million from $24.6 million, while the average yield increased to 4.7% from 4.4% for the comparable twelve-month periods. The increase in the average balance of interest earning deposits was caused primarily by an increase in money market account balances at one financial institution, offset by a decrease in our of certificates of deposit balances held at other financial institutions and a decrease in our investment in FHLB stock. The average investment in the money market account was $14.5 million during the twelve months ended December 31, 2006 with an average yield of 5.2% for the period ended December 31, 2006 compared to a balance investment of $5.8 million with an average yield of 3.4% for the same period in 2005. Our certificates of deposit with other financial institutions had an average balance of $6.7 million with an average yield of 3.8% for the period ended December 31, 2006 compared to an average balance of $9.5 million with an average yield of 3.4% for the same period in 2005. The average balance of FHLB stock decreased to $3.0 million during the year ended December 31, 2006, while the average balance was $6.7 million during the year ended December 31, 2005. The average yield for the investment in FHLB stock was 3.3% for the twelve months ended December 31, 2006 while the average yield for the comparable period in 2005 was 6.8%.

Interest Expense. Interest expense on deposits increased by $1.1 million, or 24.5% to $5.7 million for the year ended December 31, 2006, from $4.6 million for 2005. The increase in our cost of deposits reflected the higher short term market interest rates, and certificates of deposit maturing and renewing at higher rates during 2006, as well as an increase in average deposit balances during the year. Average deposits increased to $194.0 million for the year ended December 31, 2006, from $193.4 million for 2005. Our average cost of deposits increased to 3.0% from 2.4% for the respective periods. Interest expense on borrowings decreased to $1.3 million for the twelve months ended December 31, 2006, from $1.4 million for the same period during 2005, which was due to a decrease in the average Federal Home Loan Bank borrowings.

Net interest income decreased by $353,000 or 5.1% to $6.6 million for the year ended December 31, 2006 from $6.9 million for the same period in 2005. Average interest earning assets were $250.7 million and $256.0 million during the comparative 2006 and 2005 twelve-month periods while the average yield was 5.42% and 5.06%, respectively. Our net interest rate spread decreased 12 basis points to 2.29% from 2.41% while our net interest margin decreased 9 basis points to 2.62% from 2.71%. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 111.96% for the year ended 2006 from 112.45% for the year ended December 31, 2005. The decrease in our net interest rate spread and net interest margin reflects the fact that during the year ended December 31, 2006 the cost of average interest-bearing liabilities increased at a faster pace than the yield earned on interest-earning assets.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, we made a negative provision of $28,000 for the year ended December 31, 2006 and a negative $130,000 provision for the same period in 2005. The negative provision decreased due to concerns related to market risk that may be imbedded in the loan portfolio as real estate values stabilize or trend slightly downwards. Our balance of subprime loan balances continued to decrease to $5.2 million for the year ended December 31, 2006, from $7.8 million for the year ended December 31, 2005. We used the same methodology while updating credit risk assumptions in assessing the adequacy of the allowance. The allowance for loan losses was $1.6 million or 1.16% of loans outstanding at December 31, 2006 compared to $1.7 million, or 1.11%, of loans outstanding at December 31, 2005. The non-performing assets to total assets at December 31, 2006 was 0.20% as compared to 0.15% at December 31, 2005. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2006 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Non-interest Income. Non-interest income remained relatively stable totaling $939,000 for the year ended December 31, 2006, compared to $936,000 for the comparable period in 2005. The $3,000 increase was the result of increases in rental income and gain on loan sales, offset by decreases in insurance commissions and service charges on accounts.

Non-interest Expense. Non-interest expense decreased $112,000 to $6.1 million for the year ended December 31, 2006 compared to $6.2 million for the same period in 2005. The decrease was primarily due to an $82,000 decrease in advertising and promotion costs, a $47,000 decrease in occupancy costs and a $24,000 decrease in data processing costs. These decreases were offset by a $62,000 increase in other non-interest expense items.

Advertising and promotion costs decreased due to a reduction in budgeted spending in this area for the 2006 year compared to the 2005 year. Occupancy costs decreased primarily due to lower real estate taxes from successful challenges of property tax assessment and decreases in depreciation costs as assets reached their fully depreciated status during the twelve months ended December 31, 2006. In addition, other office building expenses decreased due to the cost of real estate appraisals performed in 2005.

Data processing costs decreased primarily due to the Company using a lower-cost provider for the coding of checks, as well as the Company realizing a one-time savings on bundled purchases of software packages. Other non-interest expenses increased primarily due to an increase in cash station expenses, bank service charges and auto expenses. Cash station expenses increased due to increases in the billings received from our cash station provider. Bank service charges increased due to the Company’s decision to reduce its excess cash held at our correspondent bank. This allowed the Company to invest those funds in higher yielding investments, but also caused the increase in service charges. Auto expense increased in conjunction with the approval of the auto lease coverage for the President of the Company.

Provision for Income Taxes. The provision for income taxes decreased to $540,000, or 37.2% of income before income taxes for the year ended December 31, 2006 from $694,000 or 38.7% of income before taxes for the year ended December 31, 2005. The decrease was primarily due to a decrease in pretax earnings.

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

Interest income from interest-earning deposits increased $38,000, or 3.7%, to $1.1 million for the year ended December 31, 2005, from $1.0 million for the year ended December 31, 2004. The increase resulted from an increase in the average outstanding balance to $24.6 million from $23.5 million, while the average yield remained stable at 4.4% for the comparable twelve-month periods. The increase in the average balance of interest earning deposits is caused primarily by investments in certificates of deposit and money market accounts at other financial institutions, offset by a decrease in the investment in FHLB stock. The certificates of deposit portfolio had an average yield of 3.4% for the period ended December 31, 2005 compared to an average yield of 3.1% for the same period in 2004. The money market account had an average yield of 3.4% for the period ended December 31, 2005 compared to an average yield of 2.0% for the same period in 2004. The average investment in FHLB stock decreased to $6.7 million during the year ended December 31, 2005, while the average investment was $13.6 million during the year ended December 31, 2004. The average yield for the investment in FHLB stock was 6.8% for the twelve months ended December 31, 2005 while the average yield for the comparable period in 2004 was 6.2%. The Company decreased its investment in FHLB stock due to uncertainty regarding the payment and level of the FHLB dividend. On October 18, 2005 the Federal Home Loan Bank of Chicago announced a policy to discontinue excess capital stock redemptions or “voluntary” stock redemptions. Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowings. The most recent fourth quarter Federal Home Loan Bank of Chicago dividend announced on January 18, 2006 was at an annualized rate of 3.00%.

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

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, we made a negative provision of $130,000 for the year ended December 31, 2005 and a negative $112,000 provision for the same period in 2004. The provision decreased due to an overall improvement in the quality of our assets as our subprime loan balances continued to decrease to $7.8 million at December 31, 2005, from $12.5 million at December 31, 2004. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The allowance for loan losses was $1.7 million, or 1.11%, of loans outstanding at December 31, 2005, as compared with $1.8 million, or 1.12%, of loans outstanding at December 31, 2004. The non-performing assets to total assets at December 31, 2005 was 0.15% as compared to 0.36% at December 31, 2004. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2005 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

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

Service fees increased due to increases in collection of NOW account fees and debit card fees. NOW account service fees did not individually increase, however, the Company did not waive service fees due as regularly as was done during 2004. The increase in debit card revenues is due to the Company’s customer base becoming more familiar with and using the debit cards more often since their inception in September of 2003.

Rental income increased due to the leasing during the twelve-months ended December 31, 2005 of a previously vacant unit in one of the branch offices. Gain on the sale of loans increased $27,000 during the twelve-month period ended December 31, 2005 due to the Company’s sale of fixed-rate mortgage loans. The loans were sold servicing-retained and we intend to continue to sell fixed-rate mortgage loans in the future. There were no loan sales during 2004. The gain on the sale of fixed assets occurred due to the sale of a Company-owned automobile. The Company recognized a $13,000 gain on the sale.

Insurance commission income fell $37,000 due to lower sales of annuity products during the twelve-month period ended December 31, 2005, when compared to the same period in 2004. Correspondent fees declined $11,000 for the twelve-month period ended 2005 when compared to the same period ended 2004. The decrease was due to fewer loans being originated with the intention to have them funded through our correspondent sources during 2005 then were originated as correspondent loans in 2004. Correspondent loans are typically loans that do not qualify under the Company’s underwriting guidelines and, as such, the Company does not make an underwriting decision on them.

Non-interest Expense. Non-interest expense remained constant at $6.2 million for the year ended December 31, 2005 and 2004. Occupancy costs increased $116,000, advertising and promotion costs increased $32,000, and data processing cost increased $14,000. These increases were offset by a decrease in salaries and employee benefits of $140,000, and a decrease in other non-interest expense items of $13,000.

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

Salaries and employee benefits decreased primarily due to a reduction in the number of full time equivalent employees to 64 at December 31, 2005 from 66 at December 31, 2004. In addition, the recognition and retention plan (“RRP”) expense decreased $44,000 during the twelve-months ended 2005 when compared to the same period in 2004.

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

Average Balance Sheets

The following tables present for the periods indicated the total dollar amount of interest income on average interest-earning assets and the resultant yields, the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, as well as yields and costs at December 31, 2006. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Years Ended December 31,
	2006			2005			2004
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/		Outstanding	Earned/		Outstanding	Earned/
	Balance	Paid	Yield/Rate	Balance	Paid	Yield/Rate	Balance	Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$149,394	$9,250	6.19%	$156,832	$9,127	5.82%	$163,468	$9,405	5.75%
Securities	70,338	2,874	4.09	72,301	2,682	3.71	56,801	2,226	3.92
Interest-earning deposits and other	26,156	1,227	4.69	24,613	1,075	4.36	23,506	1,037	4.41
Federal funds	4,859	238	4.90	2,230	64	3.00	5,702	69	1.21
Total interest-earning assets	$250,747	13,589	5.42	$255,976	12,948	5.06	$249,477	12,737	5.11

Interest-bearing liabilities:
Passbook savings	$42,686	468	1.10	$48,713	487	1.00	$51,421	407	0.79
NOW accounts	22,005	69	0.31	22,958	77	0.34	23,946	58	0.24
Money market accounts	8,717	246	2.82	8,347	170	2.04	9,238	80	0.87
Time deposits	120,588	4,953	4.11	113,424	3,872	3.41	110,200	3,501	3.18
Total deposits	193,996	5,736	2.96	193,442	4,606	2.38	194,805	4,046	2.08
FHLB advances	29,963	1,281	4.28	34,184	1,416	4.14	27,358	1,132	4.14
Total interest-bearing liabilities	$223,959	7,017	3.13	$227,626	6,023	2.65	$222,163	5,178	2.33

Net interest income		$6,572			$6,925			$7,559
Net interest rate spread			2.29%			2.41%			2.78%
Net earning assets	$26,788			$28,350			$27,314
Net yield on average interest- earning assets			2.62%			2.71%			3.03%
Average interest-earning assets to average interest-bearing liabilities			111.96%			112.45%			112.29%

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

	Years Ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets
Loans receivable	$(445)	$568	$123	$(385)	$107	$(278)
Securities	(74)	266	192	580	(124)	456
Interest-earning deposits and other	70	83	153	48	(12)	36
Federal funds	109	65	174	(60)	58	(2)
Total interest-earning assets	$(340)	$986	$642	$183	$29	$212

Interest-bearing liabilities
Transaction and savings deposits	(59)	108	49	(32)	221	189
Certificate accounts	245	836	1,081	102	269	371
Borrowings	(175)	40	(135)	282	2	284
Total interest-bearing liabilities	$11	$984	$995	$352	$492	$844

Net interest income	$(351)	$(2)	$(353)	$(169)	$(463)	$(634)

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

We have sought to manage our interest rate risk by more closely matching the maturities of our interest rate sensitive assets and liabilities. In particular, we offer one, three-, five- and seven-year adjustable rate mortgage loans, and three and five-year balloon loans. Furthermore, our experience with subprime loans has been that these loans remain a part of our portfolio for a significantly shorter period of time than other one- to four-family loans. In a low interest rate environment, borrowers typically prefer fixed-rate loans to adjustable-rate mortgages. We intend to sell into the secondary market our originations of longer-term fixed-rate loans. We do not solicit high-rate jumbo certificates of deposit or brokered funds.

Net Portfolio Value. In past years, many savings associations have measured interest rate sensitivity by computing the “gap” between the assets and liabilities which are expected to mature or reprice within certain time periods based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the Office of Thrift Supervision. However, the Office of Thrift Supervision now requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance-sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. The Office of Thrift Supervision model estimates the economic value of each type of asset, liability and off-balance-sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 7% to 8% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

The table below sets forth, as of December 31, 2006 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.

				Net Portfolio Value as
				a % of Present Value of
	Net Portfolio Value			Assets/Liabilities
Change in
Interest Rates	Estimated	Amount of
(Basis Points)	NPV	Change	Percent	NPV Ratio	Change(1)
	(Dollars in thousands)

+300	$27,958	$(8,610)	(24)%	10.69%	(263)
+200	30,930	(5,638)	(15)	11.63	(169)
+100	33,841	(2,727)	(7)	12.52	(80)
0	36,568	-	-	13.32	-
-100	38,678	2,110	6	13.90	58
-200	39,754	3,186	9	14.15	84
(1)  Expressed in basis points.

The table above indicates that at December 31, 2006, in the event of a 200 basis point decrease in interest rates, we would experience a 9% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 15% decrease in net portfolio value.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve, regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income, and will differ from actual results.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs. Our liquidity ratio averaged 22.1% and 19.1% for the years ended December 31, 2006 and 2005. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning investments and other assets, which provide liquidity to meet lending requirements. Short-term interest-earning deposits with the Federal Home Loan Bank of Chicago amounted to $1.6 million at December 31, 2006 and $2.1 million at December 31, 2005. For additional information about cash flows from our operating, financing, and investing activities, see Consolidated Statements of Cash Flows included in the consolidated financial statements.

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

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago which provide an additional source of funds. At December 31, 2006, we had $28.8 million in advances from the Federal Home Loan Bank of Chicago. Of this amount, $5.4 million is due within one year, $17.8 million is due between one and three years, $4.6 million is due between four and five years and $1.0 million is due after five years.

At December 31, 2006, we had outstanding commitments of $5.0 million to originate loans. This amount does not include the unfunded portion of loans in process. At December 31, 2006, certificates of deposit scheduled to mature in less than one year totaled $100.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits may be significantly higher upon renewal in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities.

Liquidity. We are required to maintain liquid assets in an amount that would ensure our safe and sound operation. Our liquidity ratio at December 31, 2006 was 27.1%.

The following table sets forth our contractual obligations and commercial commitments at December 31, 2006.

	Total	Less than 1 year	1-3 Years	4-5 years	After 5 Years
	(In thousands)

FHLB advances	$28,750	$5,400	$17,800	$4,550	$1,000
Time deposits	129,279	100,719	19,839	8,721	-

	Total Amounts Committed	Less than 1 year	1-3 Years	4-5 years	Over 5 Years
	(In thousands)

Lines of credit	$15,580	$1,980	$7,012	$6,339	$249
Standby letters of credit (1)	150	60	90	-	-
Other commitments to extend credit (1)	4,953	4,953	-	-	-
Total	$20,683	$6,993	$7,102	$6,339	$249
___________________
(1)	Represents amounts committed to customers.

Impact of Inflation and Changing Prices

The consolidated financial statements and related notes of AJS Bancorp, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effect of inflation.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See ITEM 7 “Management’s Discussion and Analysis of Financial Consolidation and Results of Operations—Management of Market Risk.”

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements identified in Item 15(a)(1) hereof are incorporated by reference hereunder.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the

Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)   Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors of the Company is incorporated herein by reference from the Company’s definitive Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.” In addition, see “Executive Officers of AJS Bancorp, Inc.” in Item 1 for information concerning the Company’s executive officers.

The Board of Directors has adopted a Code of Ethics, applicable to the Chief Executive Officer, President and Chief Financial Officer. The Code of Ethics may be accessed through our website at www.ajsmithbank.com and is filed as Exhibit 14 hereto.

ITEM 11.     EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Company’s Proxy Statement, specifically the section captioned “Executive Compensation.”

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain owners and management is incorporated herein by reference from the Company’s Proxy Statement, specifically the section captioned “Voting Securities and Principal Holder Thereof.”

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning relationships and transactions is incorporated herein by reference from the Company’s Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons.”

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s Proxy Statement.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)  Financial Statements

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Statements of Financial Condition at December 31, 2006 and 2005
•	Consolidated Statements of Income for the Years Ended
December 31, 2006, 2005 and 2004
•	Consolidated Statements of Stockholders’ Equity for the
Years Ended December 31, 2006, 2005 and 2004
•	Consolidated Statements of Cash Flows for the
Years Ended December 31, 2006, 2005 and 2004
•	Notes to Consolidated Financial Statements.

(a)(2)  Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)  Exhibits

10.1	Employment Agreement with Thomas R. Butkus(1)
10.2	Employment Agreement with Lyn G. Rupich(2)
10.3	AJS Bancorp, Inc. 2003 Stock Option Plan(3)
10.4	AJS Bancorp, Inc. 2003 Recognition and Retention Plan(3)
10.5	Amendments to 2003 Stock Option Plan(4)
13	Financial Statements
14	Code of Ethics(1)
21	Subsidiaries of the Registrant
23	Consent of Auditors to incorporate financial statements into Form S-8
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	The exhibits listed under (a)(3) above are filed herewith.
(c)	Not applicable.
___________________
(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 25, 2005.
(3)	Incorporated by reference to the Company’s registration statement on Form S-8 (commission file number 333-105598, filed on May 28, 2003).
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AJS Bancorp, Inc.

Date: March 22, 2007	By:	/s/ Thomas R. Butkus
Thomas R. Butkus,
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas R. Butkus	By:	/s/ Lyn G. Rupich
	Thomas R. Butkus, Chairman of the Board		Lyn G. Rupich, President
	and Chief Executive Officer		(Principal Executive Officer)

Date:	March 22, 2007	Date:	March 22, 2007

By:	/s/ Pamela N. Favero	By:	/s/ Roger L. Aurelio
	Pamela N. Favero, Chief Financial Officer		Roger L. Aurelio, Director

Date:	March 22, 2007	Date:	March 22, 2007

By:	/s/ Raymond J. Blake	By:	/s/ Richard J. Nogal
	Raymond J. Blake, Director		Richard J. Nogal, Director

Date:	March 22, 2007	Date:	March 22, 2007

By:	/s/ Edward S. Milen
Edward S. Milen, Director

Date:	March 22, 2007