Form 10QSB
period 2007-03-31
AJS BANCORP INC
filed 2007-05-14
CIK 1144515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
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

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)Yes ☐ No ☒

On May 4, 2007, the issuer had 2,131,079 shares of common stock issued and outstanding, $0.01 per share par value.

Transitional Small Business Disclosure Format.  Yes ☐  No  ☒

AJS BANCORP, INC.

Form 10-QSB Quarterly Report

Index

ITEM 1.  FINANCIAL STATEMENTS

AJS Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands of dollars, except share data)
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents
Cash and due from banks (interest-earning: 2007 –
$32,992; 2006 – $32,571)	$38,384	$36,617
Federal funds sold	3,937	7,231
Total cash and cash equivalents	42,321	43,848

Certificates of deposit	4,693	5,490
Securities available-for-sale	81,197	68,774
Securities held-to-maturity	135	204
Loans, net	130,524	138,377
Federal Home Loan Bank stock, at cost	2,450	2,450
Premises and equipment	4,311	4,342
Accrued interest receivable	928	1,021
Other assets	1,914	2,007

Total assets	$268,473	$266,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$200,794	$202,176
Federal Home Loan Bank advances	27,350	28,750
Advance payments by borrowers for taxes and insurance	1,177	1,655
Accrued interest payable and other liabilities	9,920	5,183
Total liabilities	239,241	237,764

Stockholders' equity
Preferred stock, $.01 par value, 20,000,000 shares authorized;
none issued	-	-
Common stock, $.01 par value, 50,000,000 shares authorized;
2,444,521 shares issued at March 31, 2007 and December 31, 2006	24	24
Additional paid in capital	10,713	10,428
Treasury stock (312,817 shares at March 31, 2007;
310,217 shares at December 31, 2006	(7,321)	(7,256)
Retained earnings	26,522	26,368
Accumulated other comprehensive loss	(706)	(815)
Total stockholders' equity	29,232	28,749

Total liabilities and stockholders' equity	$268,473	$266,513

        See notes to consolidated financial statements.

Index

AJS Bancorp, Inc.
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Interest and dividend income
Loans	$2,147	$2,279
Securities	781	696
Interest-earning deposits and other	565	242
Federal funds sold	85	22
Total interest income	3,578	3,239

Interest expense
Deposits	1,640	1,259
Federal Home Loan Bank
advances and other	300	328
Total interest expense	1,940	1,587

Net interest income	1,638	1,652
Provision for loan losses	(70)	(12)

Net interest income after provision for loan losses	1,708	1,664

Non-interest income
Service fees	125	118
Insurance commissions	21	71
Other	46	61
Total non-interest income	192	250
Non-interest expense
Compensation and employee benefits	856	865
Occupancy expense	201	210
Data processing expense	83	104
Advertising and promotion	74	55
Other	285	276
Total non-interest expense	1,499	1,510

Income before income taxes	401	404

Income taxes	150	150

Net income	$251	$254

Earnings per share
Basic	$0.12	$0.12
Diluted	0.12	0.12
Weighted laverage shares - Diluted	2,147,465	2,141,498

Comprehensive income (loss)	$360	$(47)

        See notes to consolidated financial statements.

Index

AJS Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities
Net income	$251	$254
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	60	69
Provision for loan losses	(70)	(12)
Deferred income taxes	-	(377)
Net amortization of securities	(3)	14
Stock award compensation expense	50	46
Stock option compensation expense	15	6
Dividend reinvestments	(139)	(89)
Gain on the sale of loans	-	(20)
Changes in
Accrued interest receivable and other assets	375	500
Accrued interest payable and other liabilities	(57)	(99)
Net cash from operating activities	482	292

Cash flows from investing activities
Securities available-for-sale
Purchases	(10,661)	-
Maturities and principal payments	3,572	2,824
Securities held-to-maturity

Maturities and principal payments	69	76
Net change in certificates of deposit	797	1,298
Net change in loans	7,665	703
Purchase of equipment	(29)	(26)
Net cash from investing activities	1,413	4,875

Cash from financing activities
Net change in deposits	(1,382)	2,733
Net change in advance payments by borrowers for taxes and insurance	(478)	(511)
Net change in Federal Home Loan Bank advances	(1,400)	(1,500)
Dividends paid	(97)	(88)
Purchase of treasury stock	(65)	(199)
Exercise of stock options	-	30
Net cash from financing activities	(3,422)	465

Net change in cash and cash equivalents	(1,527)	5,632

Cash and cash equivalents at beginning of period	43,848	15,230

Cash and cash equivalents at end of period	$42,321	$20,862

Supplemental disclosures of cash flow information
Transfer of loans to real estate owned	$258	$-
Due to broker	5,014	-

        See notes to consolidated financial statements.

Index

AJS Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Three months ended March 31, 2007
(in thousand of dollars)
(unaudited)
	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Stock Awards	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2005	$24	$10,839	$(6,931)	$(486)	$25,820	$(1,014)	$28,252
Transfer to additional paid in capital	-	(486)	-	486	-	-	-
Purchase of treasury stock (8,600 shares)	-	-	(199)	-	-	-	(199)
ESOP put option	-	(80)	-	-	-	-	(80)
Stock awards earned	-	46	-	-	-	-	46
Stock options compensation	-	6	-	-	-	-	6
Forfeit of stock awards (1,200 shares)	-	28	(28)	-	-	-	-
Stock awards granted (600 shares)	-	(11)	11	-	-	-	-
Stock options exercised (1,600 shares)	-	(2)	32	-	-	-	30
Cash dividend ($0.10 per share)	-	-	-	-	(88)	-	(88)
Comprehensive loss:	-	-	-	-	-	-	-
Net income	-	-	-	-	254	-	254
Change in unrealized loss on securities	-	-	-	-	-	-	-
available for sale, net of taxes	-	-	-	-	-	(301)	(301)
Total comprehensive loss							(47)

Balance at March 31, 2006	24	10,340	(7,115)	-	25,986	(1,315)	27,920

        See notes to consolidated financial statements.

Index

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2006	24	10,428	(7,256)	26,368	(815)	28,749
Purchase of treasury stock (2,600 shares)	-	-	(65)	-	-	(65)
ESOP put option	-	220	-	-	-	220
Stock awards earned	-	50	-	-	-	50
Stock options compensation	-	15	-	-	-	15
Cash dividend ($0.11 per share)	-	-	-	(97)	-	(97)
Comprehensive income:
Net income	-	-	-	251	-	251
Change in unrealized loss on securities
available for sale, net of taxes	-	-	-	-	109	109
Total comprehensive income						360

Balance at March 31, 2007	24	10,713	(7,321)	26,522	(706)	29,232

        See notes to consolidated financial statements.

Index

AJS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

Note 1 - Basis of Presentation

Principles of Consolidation:  The accompanying consolidated interim financial statements include the accounts of AJS Bancorp, Inc. ("the Company") and its wholly owned subsidiary, A. J. Smith Federal Savings Bank ("the Bank").  All significant intercompany balances and transactions have been eliminated.  Commencing with this quarterly report, the company qualifies, and has elected to file its Securities Exchange Act reports under the small business issuer format.

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB.  Accordingly, certain disclosures required by U.S. generally accepted accounting principles are not included herein.  These interim statements should be read in conjunction with the Company's Annual Report on Form 10-K.  The December 31, 2006 balance sheet presented herein has been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K, but does not include all of the disclosures required by U. S. generally accepted accounting principles.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2007.  In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings Per Share

Basic earnings per share for the three months ended March 31, 2007 and 2006 were computed by dividing net income by the weighted average number of shares outstanding.  Diluted earnings per share for the three months ended March 31, 2007 and 2006 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards.  Computations for basic and diluted earnings per share are provided below.

	For the Three Months
	Ended March 31,
	2007	2006
	(in thousands, except
	per share data)
Basic
Net income	$251	$254
Weighted average common shares
outstanding	2,121	2,119

Basic earnings per common share	$0.12	$0.12

Index

	For the Three Months
	Ended March 31,
	2007	2006
	(in thousands, except
	per share data)
Diluted
Net income	$251	$254
Weighted average common shares
outstanding	2,121	2,119
Dilutive effect of stock awards	2	3
Dilutive effect of stock options	24	19

Diluted average common shares	2,147	2,141

Diluted earnings per common share	$0.12	$0.12

There were no shares that were anti-dilutive for the period ended March 31, 2007 and 2006.

Note 3 - Stock Plans and Stock Based Compensation

At March 31, 2007, the Company had a stock option plan and a recognition and retention plan.

Under the stock option plan, certain key employees are granted options to purchase shares of the Company’s Common Stock at fair value at the date of the grant.  All stock options have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted.  The Company adopted the stock plan in May 2003 under the terms of which options for 114,685 shares of the Company's common stock were granted to directors, officers, and employees.  The options generally become exercisable in equal installments over a five-year period from the date of grant, and they expire ten years from the date of grant.  No option may be exercised if such exercise would cause the mutual holding company to own fewer than a majority of the total number of shares outstanding.  There were no options granted or exercised during the three months ended March 31, 2007.  There were 1,200 options granted and 1,600 options exercised during the three months ended March 31, 2006.

The following assumptions were used for options granted during the period ended March 31, 2006:

2006

Risk-free interest rate	4.71%
Expected option life	2.2 years
Expected stock price volatility	10.11%
Dividend yield	1.68%

All share-based payments to employees, including grants of employee stock options, are recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values.

Index

A summary of the activity in the Company's stock option plan for the three months ended March 31, 2007 is presented below:

	For the Three Months
	Ended March 31,
	2007
		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding at beginning of period	102,885	$18.81
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at end of period	102,885	$18.81

	2007	2006

Options exercisable at end of period	61,411	40,674
Intrinsic value of options outstanding	$637,000	$488,000
Intrinsic value of options exercisable	$380,000	$193,000
Average remaining option term	6.1 years	7.1 years

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below.  Expected volatilities are based on historical volatilities of the Company’s common stock.  The Company uses historical data to estimate option exercise and post-vesting termination behavior.  (Employee and management options are tracked separately.)  The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable.  Estimated forfeitures are based on historical forfeiture rates of approximately 4.7%.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of options exercised during the first quarter of 2006 was $8,000.  The Company recorded $15,000 and $6,000, respectively in stock compensation expense during the three months ended March 31, 2007 and March 31, 2006 to salaries and employee benefits.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2006 and beyond is estimated in the table below.  These figures represent gross expense and forfeitures are expected to reduce this cost.  We estimate our forfeiture rate for the stock option plan to be 4.7%.

Year	(in thousands)

April 2007 – December 2007	$43,700
2008	22,800

Total	$66,500

Index

Pursuant to its 2003 stock-based incentive plan, the Company awarded 58,971 shares of restricted stock in May 2003.  These shares normally vest over a five-year period, unless certain circumstances occur that trigger earlier vesting according to the approved Recognition and Retention Plan (“RRP”).  The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders’ equity.  Compensation expense for restricted stock awards totaled $50,000 and $46,000 for the three months ended March 31, 2007 and 2006, respectively.  Compensation expense for restricted stock awards is reporting net of forfeitures.  We estimate our forfeiture rate of the restricted stock awards to be 3.0%.

A summary of the activity in the RRP is as follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2007	20,868	$18.85
Granted	-	-
Vested	-	-
Forfeited	-	-

Nonvested at March 31, 2007	20,868	$18.85

As of March 31, 2007, there was $230 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.1 years.

Note 4 – New Accounting Pronouncements

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007.   A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.   The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.  The adoption had no affect on the Company’s financial statements.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Illinois and various other state income taxes.  The Company is no longer subject to examination by taxing authorities for years before 2002.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense.  The Company did not have any amounts accrued for interest and penalties at March 31, 2007.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of the adoption of this standard.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This Statement allows companies to record certain financial assets and liabilities at full fair value if

Index

they so choose.  This Statement was issued to mitigate volatility in reporting earnings caused by an accounting model using multiple measurement attributes.  The effective date is the beginning of the first fiscal year after November 15, 2007.  Early adoption must be made within 120 days of the beginning of the fiscal year of adoption.  Early adoption also requires the adoption of the requirements of Statement No. 157, Fair Value Measurements.  The Company is currently evaluating the impact of the adoption of this standard.

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

The following discussion compares the financial condition of the Company at March 31, 2007 to its financial condition at December 31, 2006 and the results of operations for the three-month period ended March 31, 2007 and 2006.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at March 31, 2007 were $268.5 million compared to $266.5 million at December 31, 2006, an increase of $2.0 million, or 0.7%.  The increase in total assets reflects an increase in securities partially offset by decreases in cash and cash equivalents, certificates of deposit, and loans receivable.  There was an increase of $12.4 million or 17.9% in securities to $81.3 million at March 31, 2007 from $69.0 million at December 31, 2006.  Securities increased due to the purchase of $11.2 million in mortgage-backed securities and $4.5 million in Federal Home Loan Bank bonds.  The securities were purchased to lock in the yield currently available on these assets.  In addition, since the securities are classified as available-for-sale, they provide a liquid asset that will enable us to manage our interest rate risk exposure.  Cash and cash equivalents decreased $1.5 million or 3.5% to $42.3 million at March 31, 2007 compared to $43.8 million at December 31, 2006.  Certificates of deposit with other financial institutions decreased $797,000 or 14.5% to $4.7 million at March 31, 2007 compared to $5.5 million at December 31, 2006.  Loans receivable decreased $7.9 million or 5.7% to $130.5 million at March 31, 2007 from $138.4 million at December 31, 2006 primarily due to maturities of commercial construction loans, and to a lesser extent, maturities of conventional fixed-rate and adjustable-rate single-family mortgage loans.

Index

The Company had non-performing assets of $500,000 at March 31, 2007 and $540,000 at December 31, 2006.  The allowance for loan losses was $1.6 million at March 31, 2007 and December 31, 2006.  This represents a ratio of allowance for loan losses to gross loans receivable of 1.19% and 1.16%, respectively at March 31, 2007 and at December 31, 2006.  The allowance for loan losses to non-performing loans was 647.93% at March 31, 2007 compared to 299.81% at December 31, 2006.  Our subprime loans have decreased to $5.1 million at March 31, 2007 compared to $5.2 at December 31, 2006.  We had three non-performing subprime loans totaling $179,000 at March 31, 2007 and four non-performing subprime loans totaling $199,000 at December 31, 2006

Total liabilities and borrowings increased $1.5 million or 0.6% to $239.2 million at March 31, 2007 from $237.8 million at December 31, 2006.  The increase was primarily due to a $5.0 million broker payable recorded for a security purchased in March 2007 that did not settle until April 2007.  Total deposits decreased $1.4 million or 0.7% to $200.8 million at March 31, 2007 from $202.2 million at December 31, 2006.  Borrowings decreased $1.4 million to $27.4 million at March 31, 2007 from $28.8 million at December 31, 2006.  Advance payments by borrowers for taxes and insurance decreased $478,000 or 28.9% to $1.2 million from $1.7 million at December 31, 2006, primarily as a result from the timing of payments.  Accrued expenses and other liabilities increased $4.7 million or 91.4% to $9.9 million at March 31, 2007 from $5.2 million at December 31, 2006.  The fair value of the Employee Stock Option Plan putable allocated shares is reclassified from stockholders equity and included in other liabilities.  The fair value of the ESOP putable allocated shares is calculated using the appraised value as determined by an independent appraiser.  The appraised value per-share price may be different than the per-share price indicated using the open market trading value.

Total stockholders’ equity increased $483,000 to $29.2 million at March 31, 2007 from $28.7 million at December 31, 2006.  The increase in stockholders’ equity was primarily due to net income of $251,000 for the quarter ended March 31, 2007 and increases in other comprehensive income due to the higher fair market value of securities held for sale.  These increases were offset by common stock repurchases that took place during the quarter ended March 31, 2007.   The Board of Directors has authorized the repurchase of 267,000 shares of the Company's stock, and has 55,437 shares remaining to be repurchased under the current repurchase plan.  Repurchased shares are classified as treasury shares, but are not considered outstanding and are not included when calculating earnings per share or book value information.

The Company paid a quarterly dividend of $0.11 cents per share on February 23, 2007 to stockholders of record as of February 9, 2007.  In addition, the Company’s Board of Directors announced that it has declared a quarterly dividend of $0.11 cents per share payable on May 25, 2007, to stockholders of record on May 11, 2007.  AJS Bancorp, MHC (the "MHC") waived 100% of the February dividend.  As of March 31, 2007, the Company held cash totaling $42.3 million.  At March 31, 2007 the Bank’s tier 1 capital as well as its tangible capital ratio was 10.6%, and its risk-based capital ratio was 24.8%.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006

Net income decreased $3,000 to $251,000 for the quarter ended March 31, 2007 compared to the same period in 2006.  The return on average assets decreased to 0.38% for the quarter ended March 31, 2007 from 0.40% for the same period in 2006.  The decrease in net income resulted from a decrease in net interest income and non-interest income, partially offset by an increase in the negative provision for loan losses and a decrease in non-interest expense during the comparative periods.  Total interest income increased by $339,000 or 10.5% to $3.6 million for the quarter ended March 31, 2007 as compared to $3.2 million for the same quarter in 2006.  The increase was due to an increase of $85,000 in income earned on securities, increase of $323,000 in income earned on interest earning deposits, and increase of $63,000 in interest income earned on federal funds sold, partially offset by a $132,000 decrease in income earned on loans.  Interest income earned on securities, interest earning deposits, and federal funds sold increased due to higher average balances and higher interest earned for the comparable quarters ending March 31, 2007 and 2006.  The higher average yield in 2007 reflects the change in the composition of our assets to include a higher proportion of securities and cash, which had interest rates set based on shorter term interest rates. During this period of an inverted yield

Index

curve this change resulted in higher short-term interest rates during the three- month period in 2007 as compared to the same period in 2006.  Interest income on loans decreased due to lower average balances for the comparable quarters ended March 31, 2007 and 2006.  The average balance for loans for the three months ended March 31, 2007 was $134.4 million with an average yield of 6.39% compared to an average balance of $152.9 million with an average yield of 5.97% for the same quarter in 2006.  The average balance for securities for the three months ended March 31, 2007 was $74.2 million with an average yield of 4.21% compared to an average balance of $71.3 million with an average yield of 3.90% for the same quarter in 2006.  The average balance for interest earning deposits for the three months ended March 31, 2007 was $42.7 million with an average yield of 5.26% compared to an average balance of $23.5 million with an average yield of 4.07% for the same quarter in 2006.  Average interest earning assets were $257.8 million and $249.8 million during the comparative 2007 and 2006 quarters while the average yield was 5.55% and 5.18%, respectively.

Total interest expense increased $353,000 to $1.9 million at March 31, 2007 from $1.6 million at March 31, 2006.  The increase in interest expense was primarily due to the increased cost of deposits offset by a decrease in the cost of Federal Home Loan Bank ("FHLB") advances.  The average cost of deposits at March 31, 2007 was 3.30% as compared to 2.64% at March 31, 2006.   The increase in the cost of deposits was primarily due to rising short-term interest rates.  Interest expense on FHLB advances decreased by $28,000 or 8.5% to $300,000 for the quarter ended March 31, 2007 from $328,000 for the same quarter in 2006.  This was due to a decrease in the average FHLB advance balances for the quarter ended March 31, 2007 compared to the same quarter in 2006, notwithstanding an increase in the cost of FHLB advances.  The average FHLB advance balance was $28.1 million and the average cost was 4.27% for the quarter ended March 31, 2007 compared to an average balance of $31.6 million and an average cost of 4.15% for the same quarter in 2006.  The average cost of interest-bearing liabilities increased to 3.42% for the three months ended March 31, 2007 from 2.86% for the same period ended 2006.

Our net interest rate spread decreased 21 basis points to 2.12% for the quarter ended March 31, 2007 from 2.33% for the same period in 2006, while our net interest margin decreased 10 basis points to 2.54% for the quarter ended March 31, 2007 from 2.64% for the same period in March 31, 2006.  The ratio of average interest-earning assets to average interest-bearing liabilities increased to 113.71% for the three months ended March 31, 2007 from 112.45% for the same period in 2006.

The Company recorded a $70,000 negative provision for the three months ended March 31, 2007, and a $12,000 negative provision for the three months ended March 31, 2006.  The negative provision reflects a combination of loan loss recoveries, decline in loan balances and our review of losses inherent in our loan portfolio.  At this time, management felt no additional provisions were necessary.  Should any unforeseen risks present themselves however, management may need to increase this provision in the future.  At March 31, 2007 and December 31, 2006, our allowance for loan losses was $1.6 million or 1.19% of total loans at March 31, 2007 and 1.16% of total loans at December 31, 2006.  Non-performing assets as a percentage of total assets was 0.19% at March 31, 2007 and 0.20% at December 31, 2006.

Non-interest income decreased $58,000 to $192,000 for the quarter ended March 31, 2007 from $250,000 for the comparable quarter in 2006.  The decrease in non-interest income was the result of a $50,000 decrease in insurance commissions and a $15,000 decrease in other non-interest income items, offset by a $7,000 increase in service charges on accounts.  The decrease in insurance commission is primarily due to a reduction in the staff of the Bank’s insurance and investment division.  The decrease in other non-interest items was primarily due to a decrease in the gain on the sale of loans designated for sale, offset in part by an increase in rental income.

Non-interest expense decreased by $11,000 to $1.5 million for the quarters ended March 31, 2007 and March 31, 2006.  The decrease in non-interest expense for the comparable quarters was primarily due to a $21,000 decrease in data processing costs, offset by a $19,000 increase in advertising and promotion expense during the quarter ended March 31, 2007.  Data processing costs decreased primarily due to the implementation of new technology for our storage and retention of information, as well as reduction of the

Index

level of services outsourced.  Advertising and promotion costs increased due to an increase in advertising of the Company’s spring deposit promotion.  On May 1, 2007 the Company received an offer to purchase the other real estate owned by the Company.  The offer is contingent upon the purchaser attaining financing and if the transaction closes the Company expects to incur a loss of approximately $58,000 plus commission and sales costs in the second quarter.

Our federal and state taxes remained at $150,000 for the quarters ended March 31, 2007 and March 31, 2006.

LIQUIDITY

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities.  The Bank invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs.  At March 31, 2007, cash and cash equivalents totaled $42.3 million.  At March 31, 2007, the Bank had commitments to fund loans of $7.2 million, available lines of credit of $15.0 million, and standby letters of credit of $150,000.  At March 31, 2007, certificates of deposit represented 63.6% of total deposits.  The Bank has historically retained these deposit accounts.  In addition, the Bank has borrowing capacity for an additional $36.5 million from the FHLB without providing additional collateral.  The Bank considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term capital needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations.  The following table summarizes the Bank's regulatory capital requirements versus actual capital as of March 31, 2007:

	Actual		Required		Excess
(Dollars in thousands)	Amount	%	Amount	%	Amount	%

Core capital
(to adjusted total assets)	$28,678	10.6%	$10,781	4.0%	$17,897	6.6%
Risk-based capital
to (risk-weighted assets)	30,198	24.8	9,726	8.0	20,472	16.8

MANAGEMENT OF MARKET RISK

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

Index

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

The following table sets forth as of December 31, 2006 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  The Company anticipates that the March 31, 2007 Net Portfolio Value will be similar to the December 31, 2006 table shown below.

Change in				NPV as % of
Interest Rates				Portfolio Value of Assets
in Basis Points	Net Portfolio Value			NPV	Basis Point
(Rate Shock)	Amount	$ Change	% Change	Ratio	Change
(Dollars in thousands)

300	27,958	(8,610)	(24)%	10.69%	(263)
200	30,930	(5,638)	(15)	11.63	(169)
100	33,841	(2,727)	(07)	12.52	(80)
Static	36,568	-	-	13.32	-
-100	38,678	2,110	6	13.90	58
-200	39,754	3,186	9	14.15	83

The table above indicates that at December 31, 2006, in the event of a 200 basis point increase in interest rates, we would experience a 15% decrease in net portfolio value.  A 200 basis point decrease in interest rate would result in a 9% increase in net portfolio value.  All model outputs associated with the -300 basis point scenarios are not applicable because of the low prevailing interest rate environment.

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

Index

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

ITEM 3.  CONTROLS AND PROCEDURES

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company's second repurchase plan was announced on May 18, 2004 and allows for the repurchase of 117,000 shares of the Company's stock, which represented approximately 5% of the Company's outstanding shares.  Increases to the Company's second repurchase plan were announced on March 22, 2005 and on October 18, 2005.  They allow for the purchase of an additional 100,000 and 50,000 shares respectively, to be added to the current stock repurchase program.

Index

Issuer purchases of equity securities during the prior three months:

				Maximum
			Total number	number of
			of shares	shares that may
			purchased	be purchased
	Total	Average	under publicly	under the
	number shares	price paid	announced	repurchase
	purchased	per share	plan	plan

January 1 – January 31	-	$-	208,963	267,000
February 1 – February 28	-	-	208,963	267,000
March 1 – March 31	2,600	24.78	211,563	267,000

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

(a)	None
(b)
There have been no changes to the procedures by which security holders may recommend nominees to the Company’s board of directors from that which is set forth in the Company’s annual meeting proxy statement.

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

AJS BANCORP, INC.

Date: May 10, 2007	/s/ Thomas R. Butkus
Thomas R. Butkus
Chief Executive Officer and Chairman of the Board

Date: May 10, 2007	/s/ Lyn G. Rupich
Lyn G. Rupich
President and Chief Operating Officer