Form 10QSB
period 2007-06-30
AJS BANCORP INC
filed 2007-08-08
CIK 1144515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
Commission file number 000-33405

AJS BANCORP, INC.
(Exact name of registrant specified in its charter)

Federal	36-4485429
(State of incorporation)	(IRS Employer Identification No.)

14757 S. Cicero Avenue, Midlothian, Illinois 60445
(Address of Principal Executive Offices)

(708) 687-7400
(Issuer’s telephone number, including area code)

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

As of August 3, 2007, 2,117,117 shares of the issuer’s common stock were issued and outstanding

AJS BANCORP, INC.

Form 10-QSB Quarterly Report

ITEM 1.  FINANCIAL STATEMENTS

AJS Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands of dollars, except share data)
(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents
Cash and due from banks (interest-earning: 2007 –
$23,649; 2006 - $32,571)	$27,422	$36,617
Federal funds sold	2,055	7,231
Total cash and cash equivalents	29,477	43,848

Certificates of deposit	3,996	5,490
Securities available-for-sale	87,142	68,774
Securities held-to-maturity	131	204
Loans, net	131,809	138,377
Federal Home Loan Bank stock, at cost	2,450	2,450
Premises and equipment	4,283	4,342
Accrued interest receivable	1,107	1,021
Other assets	2,312	2,007

Total assets	$262,707	$266,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$202,092	$202,176
Federal Home Loan Bank advances	25,350	28,750
Advance payments by borrowers for taxes and insurance	1,684	1,655
Accrued interest payable and other liabilities	4,867	5,183
Total liabilities	233,993	237,764

Stockholders’ equity
Preferred stock, $.01 par value, 20,000,000 shares authorized;
none issued	-	-
Common stock, $.01 par value, 50,000,000 shares authorized;
2,444,521 shares issued at June 30, 2007 and December 31, 2006	24	24
Additional paid in capital	10,914	10,428
Treasury stock (324,204 shares at June 30, 2007; 310,217
shares at December 31, 2006)	(7,605)	(7,256)
Retained earnings	26,584	26,368
Accumulated other comprehensive loss	(1,203)	(815)
Total stockholders’ equity	28,714	28,749

Total liabilities and stockholders’ equity	$262,707	$266,513

        See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
	2007	2006	2007	2006
Interest and dividend income
Loans	$2,069	$2,309	$4,216	$4,588
Securities	958	692	1,739	1,388
Interest-earning deposits and other	455	287	1,020	529
Federal funds sold	44	37	129	59
Total interest income	3,526	3,325	7,104	6,564

Interest expense
Deposits	1,673	1,365	3,313	2,624
Federal Home Loan Bank
advances and other	287	321	587	649
Total interest expense	1,960	1,686	3,900	3,273

Net interest income	1,566	1,639	3,204	3,291
Provision (reduction) for loan losses	(1)	-	(71)	(12)

Net interest income after provision for
loan losses	1,567	1,639	3,275	3,303

Noninterest income
Service fees	119	135	244	253
Insurance commissions	5	37	26	108
Gain on sale of loans	-	15	-	34
Other	44	52	90	94
Total noninterest income	168	239	360	489
Noninterest expense
Compensation and employee benefits	794	852	1,650	1,717
Occupancy expense	204	210	405	420
Data processing expense	85	86	168	190
Advertising and promotion	61	75	135	130
Other	343	266	628	542
Total noninterest expense	1,487	1,489	2,986	2,999

Income before income taxes	248	389	649	793

Income taxes	89	149	239	299

Net income	$159	$240	$410	$494

Earnings per share
Basic	$0.08	$0.11	$0.19	$0.23
Diluted	0.07	0.11	0.19	0.23
Weighted average shares - Diluted	2,140,505	2,135,615	2,144,008	2,134,124

Comprehensive income (loss)	$(338)	$121	$22	$74

        See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)
	Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities
Net income	$410	$494
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	120	135
Provision for loan losses	(71)	(12)
Deferred income taxes	(90)	(377)
Net amortization of securities	(9)	35
Stock award compensation expense	125	100
Stock option compensation expense	29	29
Dividend reinvestments	(284)	(186)
Gain on the sale of loans	-	(34)
Changes in
Accrued interest receivable and other assets	126	20
Accrued interest payable and other liabilities	16	34
Net cash from operating activities	372	238

Cash flows from investing activities
Securities available-for-sale
Purchases	(29,311)	(2,000)
Maturities and principal payments	10,603	7,539
Securities held-to-maturity
Maturities and principal payments	73	81
Net change in certificates of deposit	1,494	1,798
Net change in loans	6,457	2,438
Purchase of equipment	(61)	(41)
Sale of Federal Home Loan Bank stock	-	618
Net cash from investing activities	(10,745)	10,433

Cash from financing activities
Net change in deposits	(84)	1,894
Net change in advance payments by borrowers for taxes and insurance	29	57
Net change in Federal Home Loan Bank advances	(3,400)	(3,000)
Dividends paid	(194)	(176)
Purchase of treasury stock	(349)	(309)
Exercise of stock option	-	30
Net cash from financing activities	(3,998)	(1,504)

Net change in cash and cash equivalents	(14,371)	9,167

Cash and cash equivalents at beginning of period	43,848	15,230

Cash and cash equivalents at end of period	$29,477	$24,397

Non-cash investing and financing activities
Other real estate acquired in settlement of loans	182	-

        See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Six months ended June 30, 2007
(in thousands of dollars)
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Stock Awards	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2005	$24	$10,839	$(6,931)	$(486)	$25,820	$(1,014)	$28,252
Transfer to additional paid in capital	-	(486)		486	-	-	-
Purchase of 13,235 shares of treasury stock	-	-	(309)	-	-	-	(309)
ESOP put option	-	(172)	-	-	-	-	(172)
Stock awards earned	-	100	-	-	-	-	100
Stock options compensation	-	29	-	-	-	-	29
Forfeit of stock awards (1,200 shares)	-	28	(28)	-	-	-	-
Stock awards granted (600 shares)	-	(11)	11	-	-	-	-
Stock options exercised (1,600 shares)	-	(2)	32	-	-	-	30
Cash dividend ($0.20 per share)	-	-	-	-	(176)	-	(176)
Comprehensive loss:
Net income	-	-	-	-	494	-	494
Change in unrealized loss on securities
available for sale, net of taxes	-	-	-	-	-	(420)	(420)
Total comprehensive income							74

Balance at June 30, 2006	$24	$10,325	$(7,225)	$-	$26,138	$(1,434)	$27,828

        (Continued)

AJS Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Six months ended June 30, 2007
(in thousands of dollars)
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2006	$24	$10,428	$(7,256)	$26,368	$(815)	$28,749

Purchase of 13,987 shares of treasury stock	-	-	(349)	-	-	(349)
ESOP put option	-	332	-	-	-	332
Stock awards earned	-	125	-	-	-	125
Stock options compensation	-	29	-	-	-	29
Cash dividend ($0.22 per share)	-	-	-	(194)	-	(194)
Comprehensive loss:
Net income	-	-	-	410	-	410
Change in unrealized loss on securities
available for sale, net of taxes	-	-	-	-	(388)	(388)
Total comprehensive income	-	-	-	-	-	22

Balance at June 30, 2007	$24	$10,914	$(7,605)	$26,584	$(1,203)	$28,714

        See notes to consolidated financial statements.

AJS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

Note 1 - Basis of Presentation

Principles of Consolidation:  The accompanying consolidated interim financial statements include the accounts of AJS Bancorp, Inc. (“the Company”) and its wholly owned subsidiary, A. J. Smith Federal Savings Bank (“the Bank”).  All significant intercompany balances and transactions have been eliminated.

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

Note 2 - Earnings Per Share

Basic earnings per share for the three months ended June 30, 2007 and 2006 were computed by dividing net income by the weighted average number of shares outstanding.  Diluted earnings per share for the three months ended June 30, 2007 and 2006 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards.  Computations for basic and diluted earnings per share are provided below.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(in thousands, except		(in thousands, except
	per share data)		per share data)
Basic
Net income	$159	$240	$410	$494
Weighted average common shares
outstanding	2,117	2,117	2,119	2,117

Basic earnings per common share	$0.08	$0.11	$0.19	$0.23

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(in thousands, except		(in thousands, except
	per share data)		per share data)
Diluted
Net income	$159	$240	$410	$494
Weighted average common shares
outstanding	2,117	2,117	2,119	2,117
Dilutive effect of stock awards	2	3	2	3
Dilutive effect of stock options	22	16	23	14

Diluted average common shares	2,141	2,136	2,144	2,134

Diluted earnings per common share	$0.07	$0.11	$0.19	$0.23

There were no shares that were anti-dilutive for the period ended June 30, 2007 and 2006.

Note 3 - Stock Plans and Stock Based Compensation

At June 30, 2007, the Company had a stock option plan and a recognition and retention plan.

Under the stock option plan, certain key employees are granted options to purchase shares of the Company’s Common Stock at fair value at the date of the grant.  All stock options have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted.  The Company adopted the stock plan in May 2003 under the terms of which options for 114,685 shares of the Company’s common stock were granted to directors, officers, and employees.  The options generally become exercisable in equal installments over a five-year period from the date of grant, and they expire ten years from the date of grant.  No option may be exercised if such exercise would cause the mutual holding company to own fewer than a majority of the total number of shares outstanding.  There were no options granted or exercised during the six months ended June 30, 2007.  There were 1,200 options granted and 1,600 options exercised during the six months ended June 30, 2006.

The following assumptions were used for options granted during the period ended June 30, 2006:

2006

Risk-free interest rate	4.71%
Expected option life	2.2 years
Expected stock price volatility	10.11%
Dividend yield	1.68%

All share-based payments to employees, including grants of employee stock options, are recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values.

A summary of the status of the Company’s stock option plan and changes during the six months ended June 30, 2007 and 2006 is presented below:

	For the Six Months
	Ended June 30,
	2007		2006
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	102,885	18.81	105,685	$18.75
Granted	-	-	1,200	23.75
Exercised	-	-	(1,600)	18.75
Forfeited	-	-	(2,400)	18.75

Outstanding at end of period	102,885	$18.81	102,885	$18.81

	2007	2006

Options exercisable at end of period	82,148	61,411
Intrinsic value of options outstanding	$647,100	$636,900
Intrinsic value of options exercisable	$516,700	$380,100
Average remaining option term	6 years	7 years

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table above.  Expected volatilities are based on historical volatilities of the Company’s common stock.  The Company uses historical data to estimate option exercise and post-vesting termination behavior.  (Employee and management options are tracked separately.)  The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable.  Estimated forfeitures are based on historical forfeiture rates of approximately 4.7%.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of options exercised during the six months ended June 30, 2006 was $8,000.  The Company recorded $29,000 in stock compensation expense during the each of the six months ended June 30, 2007 and June 30, 2006 to salaries and employee benefits

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2007 and beyond is estimated in the table below.  These figures represent gross expense and forfeitures are expected to reduce this cost.  We estimate our forfeiture rate for the stock option plan to be 4.7%.

Period	(in thousands)

July 2007 – December 2007	$29,200
2008	22,800

Total	$52,000

Pursuant to its 2003 stock-based incentive plan, the Company awarded 58,971 shares of restricted stock in May 2003.  These shares normally vest over a five-year period, unless certain circumstances occur that trigger earlier vesting according to the approved Recognition and Retention Plan (“RRP”).  The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders’ equity.  Compensation expense for restricted stock awards totaled $125,000 and $100,000 for the six months ended June 30, 2007 and 2006, respectively.  Compensation expense for restricted stock awards is reporting net of forfeitures.  We estimate our forfeiture rate of the restricted stock awards to be 3.0%.

A summary of the activity in the RRP is as follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2007	20,868	$18.85
Granted	-	-
Vested	10,434	18.85
Forfeited	-	-

Nonvested at March 31, 2007	10,434	$18.85

As of June 30, 2007, there was $180,000 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 0.9 years.

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

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense.  The Company did not have any amounts accrued for interest and penalties at March 30, 2007.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This Statement allows companies to record certain financial assets and liabilities at full fair value if they so choose.  This Statement was issued to mitigate volatility in reporting earnings caused by an accounting model using multiple measurement attributes.  The effective date is the beginning of the first fiscal year after November 15, 2007.  Early adoption must be made within 120 days of the beginning of the fiscal year of adoption.  Early adoption also requires the adoption of the requirements of Statement No. 157, Fair Value Measurements.  The Company is currently evaluating the impact of the adoption of this standard.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT  OF 1995

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 as amended and is including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse affect on the operations and future prospects of the Company and its wholly owned subsidiaries include, but are not limited to, changes in:  interest rates; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; and accounting principles, policies, and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

The following discussion compares the financial condition of the Company at June 30, 2007 to its financial condition at December 31, 2006 and the results of operations for the three- and six-month periods ended June 30, 2007 to the same periods in 2006.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at June 30, 2007 were $262.7 million compared to $266.5 million at December 31, 2006, a decrease of $3.8 million, or 1.4%.  The decrease in total assets reflects decreases in cash and cash equivalents, certificates of deposit, and loans receivable, partially offset by an increase in securities and other assets.   There was a decrease of $14.4 million or 32.8% in cash and cash equivalents to $29.5 million at June 30, 2007 from $43.8 million at December 31, 2006.  Certificates of deposit decreased $1.5 million or 27.2% to $4.0 million at June 30, 2007 compared to $5.5 million at December 31, 2006.  The decrease in certificates of deposit was due to maturities in the portfolio.  Loans receivable decreased $6.6 million to $131.8 million at June 30, 2007 from $138.4 million at December 31, 2006. The decrease in loans primarily occurred in commercial mortgage loans due payoffs exceeding originations and a softening in demand for mortgage loans overall.  Securities increased $18.3 million or 26.5% to $87.3 million at June 30, 2007 from $69.0 million at December 31, 2006.  The increase in securities was due to purchases of fixed-rate government-backed notes and bonds and mortgage-backed securities.  These investments provided slightly higher yields than overnight federal fund investments.  Accrued interest receivable and other assets increased $391,000 to $3.4 million at June 30, 2007 from $3.0 million at December 31, 2006.

The allowance for loan losses was $1.6 million at June 30, 2007 and at December 31, 2006.  This represents a ratio of allowance for loan losses to gross loans receivable of 1.18% at June 30, 2007 and 1.16% at December 31, 2006.  The Company had non-performing assets of $489,000 at June 30, 2007 and $540,000 at December 31, 2006.  The decrease in non-performing assets primarily reflects an additional write-down in the carrying value of the Company’s real estate owned property to $182,000.  During the six-months ended June 30, 2007 the Company foreclosed on a commercial loan property and entered into a contract for the sale of the property.  Subsequent to June 30, 2007 the Company closed on the sale of the property and recovered $14,000 of the previously estimated loss.  The allowance for loan losses to non-performing loans was 510.75% at June 30, 2007 compared to 299.81% at December 31, 2006.

Total liabilities at June 30, 2007 were $234.0 million compared to $237.8 million at December 31, 2006, a decrease of $3.8 million, primarily reflecting a decrease in FHLB advances.  FHLB advances decreased to $25.4 million at June 30, 2007 from $28.8 million at December 31, 2006.

Total stockholders’ equity decreased $35,000 to $28.7 million at June 30, 2007 from $28.8 million at December 31, 2006.  The decrease in stockholders’ equity was primarily due to the decrease in other comprehensive income reflecting the lower fair market value of securities held for sale and common stock repurchases that took place during the six months ended June 30, 2007.   These decreases were offset by net income of $410,000 for the six months ended June 30, 2007.  The Company repurchased 13,987 shares of the Company’s stock at an average price of $24.99 per share totaling $349,000.  There were 3,177 shares repurchased from employee participants in the recognition and retention plan (“RRP”) to satisfy the tax liability due on the vesting of the underlying RRP shares.  Shares repurchased in conjunction with RRP vesting are repurchased outside the publicly announced repurchase program.  The Board of Directors has authorized the repurchase of 267,000 shares of the Company’s stock, and has 47,227 shares remaining to be repurchased under the current repurchase plan.  Repurchased shares are classified as treasury shares, but are not considered outstanding and are not included when calculating earnings per share or book value information.

The Company paid quarterly dividends of $0.11 cents per share each on February 23, 2007 and May 25, 2007 to stockholders of record as of February 9, 2007 and May 11, 2007, respectively.  In addition, the Company’s Board of Directors announced that it has declared a third quarter dividend of $0.11 cents per share payable on August 24, 2007, to stockholders of record on August 10, 2007.  AJS Bancorp, MHC (the “MHC”) waived 100% of the May dividend and intends to waive 100% of the August dividend declaration.  As of June 30, 2007, the Company held cash totaling $29.5 million.  At June 30, 2007 the Bank’s tier 1 capital as well as its tangible capital ratio was 10.9%, and its risk-based capital ratio was 25.0%.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

Net income decreased $81,000 to $159,000 for the quarter ended June 30, 2007 compared to the same period in 2006.  The return on average assets increased to 0.24% for the quarter ended June 30, 2007 from 0.37% for the same period in 2006.  The decrease was due to a decrease in net interest income as well as a decrease in non-interest income.  Total interest income increased by $201,000 or 6.1% to $3.5 million for the quarter ended June 30, 2007 as compared to $3.3 million for the same quarter in 2006.  The increase was due to increases in interest income earned on securities, interest earning deposits and federal funds sold, partially offset by a decrease in interest earned on loans.  The largest percentage increases occurred on securities and interest earning deposits.  Interest income earned on securities increased $266,000 or 38.4% for the comparable quarter, while income earned on interest earning deposits increased $168,000 or 58.5% for the comparable period.  Interest income earned on securities and interest earning deposits increased due to increases in both the asset balances as well as increases in the average yield earned on the respective assets for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.  The average balances for securities and interest earning deposits increased to $84.5 million and $34.8 million respectively, for the three months ended June 30, 2007 while the average balance for securities and interest earning deposits was $69.6 million and $25.1 million, respectively for the same period last year.  The average yield increased to 4.53% on securities and 5.23% on interest-earning deposits while for the same quarter last year the average yield was 3.98% on securities and 4.57% on interest earning deposits.  Interest income earned on federal funds sold increased due to higher average balances and higher interest earned for the comparable quarters ending June 30, 2007 and 2006.  The average balance for federal funds sold for the three months ended June 30, 2007 was $3.5 million with an average yield of 5.05% compared to an average balance of $3.3 million with an average yield of 4.66% for the same quarter in 2006.   Interest income earned on loans decreased primarily due to lower average loan balances for the comparable quarters.  The average loan balance for the three months ended June 30, 2007 was $133.1 million with an average yield of 6.22% while for the comparable quarter in 2006, the average loan balances were $152.1 million with an average yield of 6.07%

Total interest expense increased $274,000 to $2.0 million at June 30, 2007 from $1.7 million at June 30, 2006.  The increase in interest expense was primarily due to the increased cost of deposits partially offset by a decrease in the cost of Federal Home Loan Bank (“FHLB”) advances.  The average cost of deposits at June 30, 2007 was 3.35% as compared to 2.83% at June 30, 2006.  The increase in the cost of deposits was primarily due to rising short-term interest rates.  Interest expense on FHLB advances decreased by $34,000 or 10.6% to $287,000 for the quarter ended June 30, 2007 from $321,000 for the same quarter in 2006.  This was due to a decrease in the average FHLB advance balances for the quarter ended June 30, 2007 compared to the same quarter in 2006.  The average FHLB advance balance was $25.7 million and the average cost was 4.47% for the quarter ended June 30, 2007 compared to an average balance of $30.1 million and an average cost of 4.27% for the same quarter in 2006.  The average cost of interest-bearing liabilities increased to 3.48% for the three months ended June 30, 2007 from 3.02% for the same period ended 2006, reflecting the impact of the inverted yield curve as shorter term interest rates used to price deposits and borrowings was higher relative to longer term interest rates.

Our net interest rate spread decreased 27 basis points to 2.03% for the quarter ended June 30, 2007 from 2.30% for the same period in 2006, while our net interest margin decreased 17 basis points to 2.45% for the quarter ended June 30, 2007 from 2.62% for the same period in June 30, 2006.  The ratio of average interest-earning assets to average interest-bearing liabilities increased to 113.66% for the three months ended June 30, 2007 from 112.01% for the same period in 2006.

There was a $1,000 negative provision for loan losses for the three months ended June 30, 2007 and no provision for loan losses for the three months ended June 30, 2006.  There was $1,000 in loan loss recoveries during the three months ended June 30, 2007.  Loan provisions made are to maintain the allowance at a level to reflect management’s estimates of losses inherent in our loan portfolio.  At June 30, 2007 we had $307,000 in non-performing loans, compared with $540,000 at December 31, 2006.  At this time, management believes no additional provisions are necessary.  Should any unforeseen risks present themselves however, management may need to increase this provision in the future.  At June 30, 2007 and December 31, 2006 our allowance for loan losses was $1.6 million or 1.18% and 1.16% of total loans, respectively.  Non-performing assets as a percentage of total assets were 0.19% at June 30, 2007 and 0.20% at December 31, 2006.

Non-interest income decreased $71,000 or 29.7% to $168,000 for the quarter ended June 30, 2007 compared to $239,000 for the same quarter in 2006.  Insurance commissions decreased $32,000 or 86.5% to $5,000 for the quarter ended June 30, 2007 compared to $37,000 for the quarter ended June 30, 2006.  Insurance commissions decreased primarily due to a reduction in the staff of the Bank’s insurance and investment division.  Service charges on deposit accounts decreased $16,000 or 11.9% to $119,000 for the quarter ended June 30, 2007 compared to $135,000 for the comparable quarter in 2006.  The decrease in service charges on accounts is primarily due to a decrease in demand deposit fee income resulting from a reduction in the number of demand deposit accounts, even while the balances in the demand accounts have increased.  Other non-interest income decreased $23,000 or 34.3% to $44,000 for the quarter ended June 30, 2007 compared to $67,000 for the comparable period in 2006.  Other non-interest income decreased primarily due to a decrease in the gain on loans held for sale.  The Company had sold new mortgage originations into the secondary market during the three months ended June 30, 2006, however, the Company retained all new mortgage loan originations during the three months ended June 30, 2007.  The Company intends to continue to retain new mortgage loan originations for the foreseeable future.

Non-interest expense decreased by $2,000 to $1.5 million for the three months ended June 30, 2007 and June 30, 2006.   The decrease was primarily due to decreases in salaries and employee benefits and advertising and promotion, partially offset by an increase in other non-interest expense.  Salaries and employee benefits decreased $58,000 to $794,000 for the quarter ended June 30, 2007 compared to $852,000 for the same period in 2006, primarily due to a reduction in the number of full time equivalent employees for the comparable periods.  Advertising and promotion costs decreased $14,000 to $61,000 for the quarter ended June 30, 2007 compared to $75,000 for the same period in 2006.  Advertising and promotion costs decreased due to a reduction in the placement of radio and newspaper advertisements during the quarter.  These decreases were offset by a $77,000 increase in other non-interest expense for the three months ended June 30, 2007 when compared to the same period in 2006.  The increase in other non-interest expense was primarily due to a $73,000 additional write down of the Company’s other real estate owned.  During the six-months ended June 30, 2007 the Company foreclosed on a commercial loan property and entered into a contract for the sale of the property.  Subsequent to June 30, 2007 the Company closed on the sale of the property and recovered $14,000 of the previously estimated loss.

Our federal and state taxes decreased $60,000 to $89,000 for the quarter ended June 30, 2007 from $149,000 during the same period of 2006.  This is primarily due to lower pre-tax income during the three months ended June 30, 2007.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

Net income decreased by $84,000 or 17% to $410,000 for the six months ended June 30, 2007, compared to net income of $494,000 for the same period in 2006.  The Company’s return on average assets decreased to 0.31% for the six months ended June 30, 2007 from 0.38% for the comparable period in 2006.  The decrease in net income resulted from decreases in net interest income and non-interest income primarily offset by a decrease in non-interest expense.

Net interest income was $3.2 million for the six months ended June 30, 2007 compared to $3.3 million for the same period in 2006.  The decrease in net interest income was primarily due to the cost of average interest-bearing liabilities increasing at a faster pace than the average interest-earning asset yield increased, and the resulting decrease in the net interest rate spread.  Average interest earning assets were $256.8 million and $249.9 million during the comparative 2007 and 2006 six-month periods while the average yield was 5.53% and 5.25%, respectively.  Our net interest rate spread decreased 23 basis points to 2.08% from 2.31% while our net interest margin decreased 13 basis points to 2.50% from 2.63%.  The ratio of average interest-earning assets to average interest-bearing liabilities increased to 113.69% for the six months ended June 30, 2007 from 112.23% for the same period in 2006.  The higher cost of interest-bearing liabilities is primarily due to rising market rates for deposits.

There was a negative provision for loan losses of $71,000 for the six months ended June 30, 2007 compared to a $12,000 negative loan loss provision for the six months ended June 30, 2006.  There were $21,000 in loan loss recoveries and $50,000 in negative provisions during the six months ended June 30, 2007, and $12,000 in recoveries during the six months ended June 30, 2006.  Any loan loss provisions made are to maintain the allowance at a level to reflect management’s estimate of losses inherent in our loan portfolio.  Management concluded that no additional provisions were necessary during the six months ended June 30, 2007 or 2006.  Management’s evaluation of the losses inherent in our loan portfolio reflected a decreased risk of loss in the loan portfolio, which required a reduction of the provision of loan losses for the six months ended June 30, 2007.  Should any unforeseen risks present themselves, however, management may need to make a provision for loan losses in the future.

Non-interest income decreased to $360,000 for the six months ended June 30, 2007 from $489,000 for the comparable period in 2006.  The $129,000 decrease was primarily the result of decreases in insurance commission income, and other non-interest income for the six months ended June 30, 2007 when compared to the six months ended June 30, 2006.  Insurance commission income decreased $82,000 or 75.9% to $26,000 for the six months ended June 30, 2007 compared to $108,000 for the six months ended June 30, 2006.  Insurance commissions decreased primarily due to a reduction in the staff of the Bank’s insurance and investment division.  Other non-interest income decreased $38,000 or 29.7% to $90,000 for the six months ended June 30, 2007 compared to $128,000 for the six months ended June 30, 2006.  Other non-interest income decreased primarily due to a decrease in the gain on loans held for sale.  The Company had sold new mortgage originations into the secondary market during the six months ended June 30, 2006, however, the Company retained all new mortgage loan originations during the six months ended June 30, 2007.  The Company intends to continue to retain new mortgage loan originations for the foreseeable future.

Non-interest expense decreased $13,000 to $3.0 million for the six-month periods ended June 30, 2007 and 2006.  The decrease was primarily due to lower salaries and employee benefit costs for the six months ended June 30, 2007 compared to the same period in 2006, offset by an increase in other non-interest expense.  Salaries and employee benefits decreased primarily due to a reduction in the number of full time equivalent employees for the comparable periods.  The increase in other non-interest expense was primarily due to a $73,000 additional write down of the Company’s other real estate owned.

Our federal and state taxes decreased $60,000 to $239,000 for the six months ended June 30, 2007 from $299,000 in the same period of 2006.  This is primarily the result of lower pre-tax income that occurred during the six months ended June 30, 2007.

LIQUIDITY

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities.  The Bank invests excess funds in overnight deposits and other short-term interest-earning assets to provide liquidity to meet these needs.  At June 30, 2007, cash and cash equivalents totaled $29.5 million.  At June 30, 2007, the Bank had commitments to fund loans of $4.5 million, available lines of credit of $15.5 million, and standby letters of credit of $200,000.  At June 30, 2007, certificates of deposit represented 63.1% of total deposits.  The Bank has historically retained these deposit accounts.  In addition, the Bank has borrowing capacity for an additional $36.6 million from the FHLB without providing additional collateral.  The Bank considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations.  The following table summarizes the Bank’s regulatory capital requirements versus actual capital as of June 30, 2007:

	Actual		Required		Excess
(Dollars in thousands)	Amount	%	Amount	%	Amount	%

Core capital
(to adjusted total assets)	$28,931	10.9%	$10,579	4.0%	$18,352	6.9%
Risk-based capital
to (risk-weighted assets)	30,456	25.0%	9,758	8.0%	20,698	17.0%

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

We have sought to manage our interest rate risk by more closely matching the maturities of our interest rate sensitive assets and liabilities.  In the current low interest rate environment we have kept our purchases of investments in fixed rate notes and bonds to maturities within two to three years.  In addition, we may emphasize fixed rate mortgages that mature in fifteen years or less by offering very competitive interest rates on those products while not being as aggressive in pricing those mortgages that mature in greater than fifteen years.  We also offer one-, three-, five-, and seven-year adjustable rate mortgage loans, and three- and five-year balloon loans.  However, in a low interest rate environment, borrowers typically prefer fixed-rate loans rather than adjustable-rate mortgages.  We may sell some of our originations of longer-term fixed-rate loans into the secondary market.  We do not solicit high-rate jumbo certificates of deposit or brokered funds.  In past years, many savings associations have measured interest rate sensitivity by computing the “gap” between the assets and liabilities that are expected to mature or reprice within certain time periods based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the Office of Thrift Supervision.  However, the Office of Thrift Supervision now requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities, and off-balance-sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value.  The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value.  The Office of Thrift Supervision model estimates the economic value of each type of asset, liability, and off-balance-sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 7% to 8% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.  The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

The following table sets forth as of March 31, 2007 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  The Company anticipates that the June 30, 2007 Net Portfolio Value will be similar to the March 31, 2007 table shown below.

Change in				NPV as % of
Interest Rates				Portfolio Value of Assets
in Basis Points	Net Portfolio Value			NPV	Basis Point
(Rate Shock)	Amount	$ Change	% Change	Ratio	Change
	(Dollars in thousands)

300	10,236	(10,236)	(27)%	10.26%	(318)
200	30,607	(6,657)	(18)	11.41	(203)
100	34,086	(3,179)	(9)	12.49	(95)
Static	37,264			13.44
-100	39,809	2,545	7	14.16	72
-200	41,121	3,857	10	14.49	105

The table above indicates that at March 31, 2007, in the event of a 200 basis point increase in interest rates, we would experience an 18% decrease in net portfolio value.  A 200 basis point decrease in interest rate would result in a 10% increase in net portfolio value.  All model outputs associated with the -300 basis point scenarios are not applicable because of the low prevailing interest rate environment.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, President and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of it’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report.  Based upon that evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange commission’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interest, claims involving the making and servicing of real property loans, and other issues incident to the Company’s business.  In the opinion of management, after consultation with the Company’s legal counsel, no significant loss is expected from any such pending claims or lawsuits.  The Company is not a party to any material pending legal proceedings.

ITEM 1A.  RISK FACTORS.

There are no changes in the risk factors previously disclosed in the registrants’ annual report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company’s second repurchase plan was announced on May 18, 2004 and allows for the repurchase of 117,000 shares of the Company’s stock, which represented approximately 5% of the Company’s outstanding shares.  Increases to the Company’s second repurchase plan were announced on March 22, 2005 and on October 18, 2005.  They allow an additional 100,000 and 50,000 shares respectively, to be added to the current stock repurchase program.

Issuer purchases of equity securities during the prior three months:

				Maximum
			Total number	number of
			of shares	shares that may
			purchased	be purchased
	Total	Average	under publicly	under the
	number shares	price paid	announced	repurchase
	purchased	per share	plan	plan

April 1 – April 30	625	$24.75	212,188	267,000
May 1 – May 31*	3,317	24.94	212,328	267,000
June 1 – June 30	7,445	25.11	219,773	267,000

*Included in the 3,317 shares the Company repurchased is 3,177 shares purchased in connection with vesting of shares awarded under the recognition and retention plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

At the Company’s Annual meeting of Stockholders held on May 16, 2007, stockholders voted on the election of directors and the ratification of auditors.  The number of shares outstanding and entitled to vote was 2,131,704, and the number of shares present at the meeting in person or by proxy was 1,958,975.

1.	The vote with respect to the Election of Directors was as follows:

	For	Withheld

Richard J. Nogal	1,862,295	96,680

Edward S. Milen	1,861,445	97,530

2.	Ratification of appointment of Crowe Chizek and Company LLC as auditors

For	Against	Abstain
1,944,156	7,590	7,229

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

(a)	Exhibits
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant toSection 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AJS BANCORP, INC.

Date: August 7, 2007	/s/ Thomas R. Butkus
Thomas R. Butkus
Chief Executive Officer and Chairman of the Board

Date: August 7, 2007	/s/ Lyn G. Rupich
Lyn G. Rupich
President and Chief Operating Officer