Form 10QSB
period 2007-09-30
AJS BANCORP INC
filed 2007-11-08
CIK 1144515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
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

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ý  No  ¨

Indicate by checkmark whether the registrant is a large accelerated filer,  an accelerated filer or a non-accelerated filer. (as defined in Rule 12b-2 of the Exchange Act)

Large Accelerated Filer  ☐           Accelerated Filer   ☐           Non-Accelerated Filer   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)      Yes ☐    No  ☒

As of November 5, 2007, 2,090,909 shares of the issuer’s common stock were issued and outstanding

AJS BANCORP, INC.

Form 10-QSB Quarterly Report

Index

ITEM 1.  FINANCIAL STATEMENTS

AJS Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands of dollars, except share data)
(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents
Cash and due from banks (interest-earning: 2007 –
$10,326; 2006 - $32,571)	$19,881	$36,617
Federal funds sold	-	7,231
Total cash and cash equivalents	19,881	43,848

Certificates of deposit	3,397	5,490
Securities available-for-sale	84,891	68,774
Securities held-to-maturity	129	204
Loans, net	135,089	138,377
Federal Home Loan Bank stock, at cost	2,450	2,450
Premises and equipment	4,304	4,342
Accrued interest receivable	1,134	1,021
Other assets	4,697	2,007

Total assets	$255,972	$266,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$195,054	$202,176
Federal Home Loan Bank advances	24,850	28,750
Advance payments by borrowers for taxes and insurance	2,151	1,655
Accrued interest payable and other liabilities	5,025	5,183
Total liabilities	227,080	237,764

Stockholders’ equity
Preferred stock, $.01 par value, 20,000,000 shares authorized;
none issued	-	-
Common stock, $.01 par value, 50,000,000 shares authorized;
2,444,521 shares issued at September 30, 2007 and December 31, 2006	24	24
Additional paid in capital	11,013	10,428
Treasury stock (351,212 shares at September 30, 2007; 310,217
shares at December 31, 2006)	(8,268)	(7,256)
Retained earnings	26,733	26,368
Accumulated other comprehensive loss	(610)	(815)
Total stockholders’ equity	28,892	28,749

Total liabilities and stockholders’ equity	$255,972	$266,513

        See notes to consolidated financial statements.

Index

AJS Bancorp, Inc.
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

	For the Three Months		For the Nine Months Ended
	Ended September 30,		September 30,
	2007	2006	2007	2006
Interest and dividend income
Loans	$2,128	$2,379	$6,344	$6,967
Securities	1,057	705	2,796	2,093
Interest-earning deposits and other	270	291	1,290	820
Federal funds sold	17	85	146	144
Total interest income	3,472	3,460	10,576	10,024

Interest expense
Deposits	1,661	1,467	4,974	4,091
Federal Home Loan Bank
advances and other	281	318	868	967
Total interest expense	1,942	1,785	5,842	5,058

Net interest income	1,530	1,675	4,734	4,966
Provision (reduction) for loan losses	-	(16)	(71)	(28)

Net interest income after provision for
loan losses	1,530	1,691	4,805	4,994

Noninterest income
Service fees	115	131	359	384
Insurance commissions	33	42	59	150
Gain on sale of loans	-	7	-	41
Other	59	47	149	141
Total noninterest income	207	227	567	716

Noninterest expense
Compensation and employee benefits	796	867	2,446	2,584
Occupancy expense	217	222	622	642
Data processing expense	87	86	255	276
Advertising and promotion	58	76	193	206
Other	208	270	836	812
Total noninterest expense	1,366	1,521	4,352	4,520

Income before income taxes	371	397	1,020	1,190

Income taxes	126	149	365	448

Net income	$245	$248	$655	$742

Earnings per share
Basic	$0.12	$0.12	$0.31	$0.35
Diluted	0.12	0.12	0.31	0.35
Weighted average shares - Diluted	2,119,745	2,137,327	2,135,863	2,137,037

Comprehensive income	$838	$734	$860	$808

  See notes to consolidated financial statements.

Index

AJS Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows from operating activities
Net income	$655	$742
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	176	202
Provision for loan losses	(71)	(28)
Deferred income taxes	(90)	(377)
Net amortization of securities	(20)	62
Stock award compensation expense	180	150
Stock option compensation expense	44	43
Dividend reinvestments	(433)	(308)
Gain on the sale of loans	-	(41)
Loss on the sale of other real estate owned	56	-

Changes in
Accrued interest receivable and other assets	156	156
Accrued interest payable and other liabilities	206	131
Net cash from operating activities	859	732

Cash flows from investing activities
Securities available-for-sale
Purchases	(32,329)	(8,000)
Maturities and principal payments	17,001	11,332
Securities held-to-maturity
Maturities and principal payments	75	87
Net change in certificates of deposit	2,093	2,997
Net change in loans	3,177	4,767
Proceeds from the sale of other real estate owned	126	-
Purchase of equipment	(138)	(64)
Sale of Federal Home Loan Bank stock	-	618
Purchase of bank owned life insurance	(3,000)	-
Net cash from investing activities	(12,995)	11,737

Cash from financing activities
Net change in deposits	(7,122)	5,742
Net change in advance payments by borrowers for taxes and insurance	496	(891)
Net change in Federal Home Loan Bank advances	(3,900)	(3,500)
Dividends paid	(290)	(265)
Purchase of treasury stock	(1,060)	(309)
Exercise of stock option	45	30
Net cash from financing activities	(11,831)	807

Net change in cash and cash equivalents	(23,967)	13,276

Cash and cash equivalents at beginning of period	43,848	15,230

Cash and cash equivalents at end of period	$19,881	$28,506

Non-cash investing and financing activities
Other real estate acquired in settlement of loans	182	-

 See notes to consolidated financial statements.

Index

AJS Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Nine months ended September 30, 2007
(in thousands of dollars)
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unearned Stock Awards	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2005	$24	$10,839	$(6,931)	$(486)	$25,820	$(1,014)	$28,252
Transfer to additional paid in capital	-	(486)	-	486	-	-	-
Purchase of 13,235 shares of treasury stock	-	-	(309)	-	-	-	(309)
ESOP put option	-	(112)	-	-	-	-	(112)
Stock awards earned	-	150	-	-	-	-	150
Stock options compensation	-	43	-	-	-	-	43
Forfeit of stock awards (1,200 shares)	-	28	(28)	-	-	-	-
Stock awards granted (600 shares)	-	(11)	11	-	-	-	-
Stock options exercised (1,600 shares)	-	(2)	32	-	-	-	30
Cash dividend ($0.30 per share)	-	-	-	-	(265)	-	(265)
Comprehensive loss:
Net income	-	-	-	-	742	-	742
Change in unrealized loss on securities
available for sale, net of taxes	-	-	-	-	-	66	66
Total comprehensive income							808

Balance at September 30, 2006	$24	$10,449	$(7,225)	$-	$26,297	$(948)	$28,597

 (Continued)

Index

AJS Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Nine months ended September 30, 2007
(in thousands of dollars)
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2006	$24	$10,428	$(7,256)	$26,368	$(815)	$28,749

Purchase of 43,395 shares of treasury stock	-	-	(1,060)	-	-	(1.060)
ESOP put option	-	364	-	-	-	364
Stock awards earned	-	180	-	-	-	180
Stock options compensation	-	44	-	-	-	44
Stock options exercised (2,400 shares)	-	(3)	48	-	-	45
Cash dividend ($0.33 per share)	-	-	-	(290)	-	(290)
Comprehensive loss:
Net income	-	-	-	655	-	655
Change in unrealized loss on securities
available for sale, net of taxes	-	-	-	-	205	205
Total comprehensive income	-	-	-	-	-	860

Balance at September 30, 2007	$24	$11,013	$(8,268)	$26,733	$(610)	$28,892

        See notes to consolidated financial statements.

Index

AJS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

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

Note 2 - Earnings Per Share

Basic earnings per share for the three months ended September 30, 2007 and 2006 were computed by dividing net income by the weighted average number of shares outstanding.  Diluted earnings per share for the three months ended September 30, 2007 and 2006 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards.  Computations for basic and diluted earnings per share are provided below.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands, except		(in thousands, except
	per share data)		per share data)
Basic
Net income	$245	$248	$655	$742
Weighted average common shares
outstanding	2,098	2,117	2,112	2,118

Basic earnings per common share	$0.12	$0.12	$0.31	$0.35

Index
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands, except		(in thousands, except
	per share data)		per share data)
Diluted
Net income	$245	$248	$655	$742
Weighted average common shares
outstanding	2,098	2,117	2,112	2,118
Dilutive effect of stock awards	1	3	2	3
Dilutive effect of stock options	21	17	22	16

Diluted average common shares	2,120	2,137	2,136	2,137

Diluted earnings per common share	$0.12	$0.12	$0.31	$0.35

There were no shares that were anti-dilutive for the period ended September 30, 2007 and 2006.

Note 3 - Stock Plans and Stock Based Compensation

At September 30, 2007, the Company had a stock option plan and a recognition and retention plan.

Under the stock option plan, certain key employees are granted options to purchase shares of the Company’s Common Stock at fair value at the date of the grant.  All stock options have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted.  The Company adopted the stock plan in May 2003 under the terms of which options for 114,685 shares of the Company’s common stock were granted to directors, officers, and employees.  The options generally become exercisable in equal installments over a five-year period from the date of grant, and they expire ten years from the date of grant.  No option may be exercised if such exercise would cause the mutual holding company to own fewer than a majority of the total number of shares outstanding.  There were no options granted and 2,400 options exercised during the nine months ended September 30, 2007.  There were 1,200 options granted and 1,600 options exercised during the nine months ended September 30, 2006.

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

Index

A summary of the status of the Company’s stock option plan and changes during the nine months ended September 30, 2007 and 2006 is presented below:

	For the Nine Months
	Ended September 30,
	2007		2006
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at January 1, 2007	102,885	18.81	105,685	$18.75
Granted	-	-	1,200	23.75
Exercised	(2,400)	18.75	(1,600)	18.75
Forfeited	-	-	(2,400)	18.75

Outstanding at September 30, 2007	100,485	$18.81	102,885	$18.81

	2007	2006

Options exercisable at end of period	79,748	61,411
Intrinsic value of options outstanding	$672,000	$611,000
Intrinsic value of options exercisable	$534,000	$365,000
Average remaining option term	5.6 years	6.6 years

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

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of options exercised during the nine months ended September 30, 2007 was $13,000.  The intrinsic value of options exercised during the nine months ended September 30, 2006 was $8,000.  The Company recorded $44,000 and $43,000 in stock compensation expense during the nine months ended September 30, 2007 and 2006, respectively, to salaries and employee benefits

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2007 and beyond is estimated in the table below.  These figures represent gross expense and forfeitures are expected to reduce this cost.  We estimate our forfeiture rate for the stock option plan to be 4.7%.

Period	(in thousands)

October 2007 – December 2007	$14.6
2008	22.8

Total	$37.4

Index

Pursuant to its 2003 stock-based incentive plan, the Company awarded 58,971 shares of restricted stock in May 2003.  These shares vest over a five-year period, unless certain circumstances occur that trigger earlier vesting according to the approved Recognition and Retention Plan (“RRP”).  The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders’ equity.  Compensation expense for restricted stock awards totaled $180,000 and $150,000 for the nine months ended September 30, 2007 and 2006, respectively.  Compensation expense for restricted stock awards is reporting net of forfeitures.  We estimate our forfeiture rate of the restricted stock awards to be 3.0%.

A summary of the activity in the RRP is as follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2007	20,868	$18.85
Granted	-	-
Vested	10,434	18.85
Forfeited	-	-

Nonvested at September 30, 2007	10,434	$18.85

As of September 30, 2007, there was $129,000 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 0.6 years.

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

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense.  The Company did not have any amounts accrued for interest and penalties at September 30, 2007.

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

The following discussion compares the financial condition of the Company at September 30, 2007 to its financial condition at December 31, 2006 and the results of operations for the three- and nine-month periods ended September 30, 2007 to the same periods in 2006.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at September 30, 2007 were $256.0 million compared to $266.5 million at December 31, 2006, a decrease of $10.5 million, or 4.0%.  The decrease in total assets reflects decreases in cash and cash equivalents, certificates of deposit, and loans receivable, partially offset by an increase in securities and other assets.  There was a decrease of $24.0 million or 54.7% in cash and cash equivalents to $19.9 million at September 30, 2007 from $43.8 million at December 31, 2006.  Certificates of deposit decreased $2.1 million or 38.1% to $3.4 million at September 30, 2007 compared to $5.5 million at December 31, 2006.  The decrease in certificates of deposit was due to maturities in the portfolio.  Loans receivable decreased $3.3 million to $135.1 million at September 30, 2007 from $138.4 million at December 31, 2006.  The decrease in loans primarily occurred in commercial mortgage loans due to payoffs exceeding originations and a softening in demand for mortgage loans overall.  Securities increased $16.0 million or 23.3% to $85.0 million at September 30, 2007 from $69.0 million at December 31, 2006.  The increase in securities reflects purchases of fixed-rate government-backed notes and bonds and mortgage-backed securities. The average term to maturity of the fixed-rate note and bond securities was 26 months; the average term to maturity of the mortgage-back securities was 120 months.   These investments provided slightly higher yields than overnight federal fund investments.  Other assets increased $2.7 million to $4.7 million at September 30, 2007 from $2.0 million at December 31, 2006.   The increase in other assets is primarily due to the purchase in August 2007 of $3.0

Index

million in bank owned life insurance.  The Company is the owner and beneficiary of this life insurance, and the asset will be used to offset the costs of existing benefits for employees.

The allowance for loan losses was $1.6 million at September 30, 2007 and at December 31, 2006.  This represents a ratio of allowance for loan losses to gross loans receivable of 1.15% at September 30, 2007 and 1.16% at December 31, 2006.  The Company had non-performing assets of $412,000 at September 30, 2007 and $540,000 at December 31, 2006.  The decrease in non-performing assets primarily reflects the sale of the Company’s $182,000 other real estate owned that settled in July 2007.  The allowance for loan losses to non-performing loans was 380.10% at September 30, 2007 compared to 299.81% at December 31, 2006.   Non-performing assets as a percentage of total assets were 0.16% at September 30, 2007 and 0.20% at December 31, 2006.

Total liabilities decreased $10.7 million or 4.5% to $227.1 million from $237.8 million primarily due to a decrease in deposits of $7.1 million to $195.1 million at September 30, 2007 from $202.2 million at December 31, 2006.  FHLB advances decreased to $24.9 million at September 30, 2007 from $28.8 million at December 31, 2006.

Total Stockholders’ equity increased $143,000 to $28.9 million at September 30, 2007 from $28.8 million at December 31, 2006.  The increase in stockholders’ equity was primarily due to net income of $655,000 for the nine months ended September 30, 2007 and an increase in other comprehensive income reflecting the higher fair market value of securities available for sale.  These increases were offset by common stock repurchases totaling $1.1 million that took place during the nine months ended September 30, 2007.  The Company repurchased 40,218 shares of the Company’s stock at an average price of $24.39 per share.  There were 3,177 shares repurchased from employee participants in the recognition and retention plan (“RRP”) to satisfy the tax liability due on the vesting of the underlying RRP shares.  Shares repurchased in conjunction with RRP vesting are repurchased outside the publicly announced repurchase program.  The Board of Directors has authorized the repurchase of 317,000 shares of the Company’s common stock, and has 67,819 shares remaining to be repurchased under the current repurchase plan.  Repurchased shares are classified as treasury shares and are not considered outstanding and are not included when calculating earnings per share or book value information.

The Company paid quarterly dividends of $0.11 cents per share each on February 23, 2007, May 25, 2007 and August 24, 2007 to stockholders of record as of February 9, 2007, May 11, 2007 and August 10, 2007, respectively.  In addition, the Company’s Board of Directors announced that it has declared a fourth quarter dividend of $0.11 cents per share payable on November 23, 2007, to stockholders of record on November 9, 2007.  AJS Bancorp, MHC (the “MHC”) waived 100% of the August dividend and intends to waive 100% of the November dividend declaration.  As of September 30, 2007, the Company held cash totaling $19.9 million.  At September 30, 2007 the Bank’s tier 1 capital as well as its tangible capital ratio was 11.4%, and its risk-based capital ratio was 24.9%.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

Net interest income decreased by $145,000 or 8.7% to $1.5 million for the quarter ended September 30, 2007 from $1.7 million for the same quarter in 2006.  The return on average assets remained relatively constant at 0.38% for the quarter ended September 30, 2007 from 0.39% for the same period in 2006.  The change in return on average assets reflects a decrease in net interest income and a decrease in non-interest income, offset by a decrease in non-interest expense.  Total interest income increased by $12,000 or .4% to $3.5 million for the quarters ended September 30, 2007 and September 30, 2006.  The increase was due to an increase in interest income earned on securities, offset by decreases in interest income earned on loans, interest earning deposits and federal funds sold.  Interest income earned on securities increased $352,000 or 49.9% to $1.1 million for the quarter ended September 30, 2007 compared to $705,000 for the same quarter in 2006.   Interest income earned on securities increased due to increases in both the average asset balance as well as in

Index

the average yield earned for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.  The average balance of securities increased to $88.1 million for the three months ended September 30, 2007 from $69.1 million for the same period last year.  The average yield increased to 4.80% on securities while for the same quarter last year the average yield was 4.08%.  Interest income earned on loans decreased due to lower average loan balances and lower yields earned on the asset during the quarter ending September 30, 2007 compared to the same quarter in 2006.  The average balance for loans for the three months ended September 30, 2007 was $135.1 million with an average yield of 6.30% compared to $149.8 million with an average yield of 6.35% for the same period last year.  The average balance for federal funds sold for the three months ended September 30, 2007 decreased to $1.1 million with an average yield of 4.78% compared to an average balance of $6.7 million with an average yield of 5.08% for the same quarter in 2006.

Total interest expense increased $157,000 to $1.9 million at September 30, 2007 from $1.8 million at September 30, 2006.  The increase in interest expense was primarily due to the increased cost of deposits partially offset by a decrease in the cost of Federal Home Loan Bank (“FHLB”) advances.  The average cost of deposits at September 30, 2007 was 3.41% as compared to 3.05% at September 30, 2006.  The increase in the cost of deposits was primarily due to rising short-term interest rates.  Interest expense on FHLB advances decreased by $37,000 or 11.6% to $281,000 for the quarter ended September 30, 2007 from $318,000 for the same quarter in 2006.  This was due to a decrease in the average FHLB advance balances for the quarter ended September 30, 2007 compared to the same quarter in 2006.  The average FHLB advance balance was $24.9 million and the average cost was 4.52% for the quarter ended September 30, 2007 compared to an average balance of $29.3 million and an average cost of 4.35% for the same quarter in 2006.  The average cost of interest-bearing liabilities increased to 3.54% for the three months ended September 30, 2007 from 3.22% for the same period ended 2006, reflecting the impact of the inverted yield curve as shorter term interest rates used to price deposits and borrowings was higher relative to longer term interest rates.

Our net interest rate spread decreased 24 basis points to 2.10% for the quarter ended September 30, 2007 from 2.34% for the same period in 2006, while our net interest margin decreased 21 basis points to 2.48% for the quarter ended September 30, 2007 from 2.69% for the same period in September 30, 2006.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 112.07% for the three months ended September 30, 2007 from 112.31% for the same period in 2006.

There was no provision for loan losses for the three months ended September 30, 2007 and a $16,000 negative provision for the three months ended September 30, 2006.  Loan provisions made are to maintain the allowance at a level to reflect management’s estimates of losses inherent in our loan portfolio.  At September 30, 2007 we had $412,000 in non-performing loans, compared with $540,000 at December 31, 2006.  At this time, management believes no additional provisions are necessary.  Should any unforeseen risks present themselves however, management may need to increase the provision in the future.

Non-interest income decreased $20,000 or 8.8% to $207,000 for the quarter ended September 30, 2007 compared to $227,000 for the same quarter in 2006.  Insurance commissions decreased $9,000 or 21.4% to $33,000 for the quarter ended September 30, 2007 compared to $42,000 for the quarter ended September 30, 2006.  Insurance commissions decreased primarily due to a reduction in the staff of the Bank’s insurance and investment division.  Service charges on deposit accounts decreased $16,000 or 12.2% to $115,000 for the quarter ended September 30, 2007 compared to $131,000 for the comparative quarter in 2006.  The decrease in service charges on deposit accounts is primarily due to a decrease in demand deposit fee income.  The decrease in demand deposit fee income reflects a reduction in the number demand deposit accounts, even while the balances in the demand deposit accounts have increased.

Non-interest expense decreased by $155,000 or 10.2% to $1.4 million for the three months ended September 30, 2007 compared to $1.5 million for the same period ended in 2006.   The decrease was primarily due to decreases in salaries and employee benefits, advertising and promotion costs, and other non-interest expense.  Salaries and employee benefits decreased $71,000 or 8.2% to $796,000 for the quarter ended

Index

September 30, 2007 compared to $867,000 for the same period in 2006.  Salaries and employee benefits decreased primarily due to a reduction in the number of full time equivalent employees for the comparable periods.  Advertising and promotion costs decreased $18,000 or 23.7% to $58,000 for the quarter ended September 30, 2007 compared to $76,000 for the same period in 2006.  Advertising and promotion costs decreased due to a reduction in the placement of radio and newspaper advertisements during the quarter.  Other non-interest expense decreased $62,000 or 23.0% to $208,000 for the three months ended September 30, 2007 compared to $270,000 for the same period in 2006.  The decrease in other non-interest expense was due in part to an increase in the net loss on the sale of real estate recorded during the three months ended September 30, 2007 compared to the net loss on the sale of real estate recorded during the three months ended September 30, 2006.

Our federal and state taxes decreased $23,000 or 15.4% to $126,000 for the quarter ended September 30, 2007 from $149,000 during the same period of 2006.  Federal and state income tax expense as a percentage of income was 34.0% for the quarter ended September 30, 2007 compared to 37.5% for the quarter ended September 30, 2006.  This is primarily due to the purchase of state tax-exempt securities during the nine-month period ended September 30, 2007 and lower pre-tax income during the three months ended September 30, 2007.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

Net income decreased by $87,000 or 11.7% to $655,000 for the nine months ended September 30, 2007, compared to net income of $742,000 for the same period in 2006.  The Company’s return on average assets decreased to 0.34% for the nine months ended September 30, 2007 from 0.38% for the comparable period in 2006.  The decrease in net income resulted from decreases in net interest income and non-interest income offset by a decrease in non-interest expense.

Net interest income was $4.7 million for the nine months ended September 30, 2007 compared to $5.0 million for the same period in 2006.  The decrease in net interest income reflects the cost of average interest-bearing liabilities increasing at a faster pace than the average interest-earning assets yield, resulting in a decrease in net interest rate spread.  Average interest earning assets were $253.2 million and $249.7 million during the comparative 2007 and 2006 nine-month periods while the average yield was 5.57% and 5.35%, respectively. Our net interest rate spread decreased 23 basis points to 2.09% from 2.32% while our net interest margin decreased 16 basis points to 2.49% from 2.65%.  The ratio of average interest-earning assets to average interest-bearing liabilities increased to 113.16% for the nine months ended September 30, 2007 from 112.26% for the same period in 2006.  The decrease in our net interest rate spread and net interest margin is primarily due the inverted yield curve which has resulted in rising short term interest rates with longer term interest rates remaining remained stable.

There was a negative provision for loan losses of $71,000 for the nine months ended September 30, 2007 compared to a $28,000 negative loan loss provision for the nine months ended September 30, 2006.  The 2007 year-to-date provision consisted of $21,000 in loan loss recoveries and $50,000 in negative provisions, whereas the 2006 provision consisted of $28,000 in recoveries.  Any loan loss provisions made are to maintain the allowance to reflect management’s estimate of losses inherent in our loan portfolio.  Management concluded that no additional provisions were necessary during the nine months ended September 30, 2007.  Management’s evaluation of the losses inherent in our loan portfolio reflected a decrease risk of loss in the loan portfolio, which required a reduction of the provision of loan losses for the nine months ended September 30, 2007.  Should any unforeseen risks present themselves however, management may need to make a provision for loan losses in the future.

Non-interest income decreased to $567,000 for the nine months ended September 30, 2007 from $716,000 for the comparable period in 2006.  The $149,000 decrease was the result of decreases in insurance commission income, service charges on accounts, and other non-interest income for the nine months ended September 30,

Index

2007 when compared to the nine months ended September 30, 2006.  Insurance commission income decreased $91,000 or 60.7% to $59,000 for the nine months ended September 30, 2007 compared to $150,000 for the nine months ended September 30, 2006.  Insurance commissions decreased primarily due to a reduction in the staff of our insurance and investment division.  Other non-interest income decreased $33,000 or 18.1% to $149,000 for the nine months ended September 30, 2007 compared to $182,000 for the nine months ended September 30, 2006.  Other non-interest income decreased primarily due to a decrease in the gain on loans held for sale.  The Company had sold new mortgage originations into the secondary market during the nine months ended September 30, 2006, however, the Company retained all new mortgage loan originations during the nine months ended September 30, 2007.  The Company may sell mortgage loan originations in the future.  The decrease in gain on loans held for sale was offset by an increase in other income due to the increase in the carrying value on the Company’s bank-owned life insurance.

Non-interest expense decreased $168,000 or 3.7% to $4.4 million for the nine-month period ended September 30, 2007 from $4.5 million for the same period in 2006.  The decrease was primarily due to lower salaries and employee benefit costs for the nine months ended September 30, 2007 compared to the same period in 2006, offset by an increase in other non-interest expense.  Salaries and employee benefits decreased primarily due to a reduction in the number of full time equivalent employees for the comparable periods.  The increase in other non-interest expense was primarily due to a $73,000 additional write down of the Company’s other real estate owned that occurred during the nine months ended September 30, 2007.

Our federal and state taxes decreased $83,000 to $365,000 for the nine months ended September 30, 2007 from $448,000 in the same period of 2006.  Federal and state income tax expense as a percentage of income was 35.8% for the nine months ended September 30, 2007 compared to 37.6% for the nine months ended September 30, 2006.  This is primarily due to the purchase of state tax-exempt securities during the nine-month period ended September 30, 2007 and lower pre-tax income during the period.

LIQUIDITY

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities.  The Bank invests excess funds in overnight deposits and other short-term interest-earning assets to provide liquidity to meet these needs.  At September 30, 2007, cash and cash equivalents totaled $19.9 million.  At September 30, 2007, the Bank had commitments to fund loans of $3.9 million, available lines of credit of $15.3 million, and standby letters of credit of $200,000.  At September 30, 2007, certificates of deposit represented 63.2% of total deposits.  The Bank has historically retained these deposit accounts.  In addition, the Bank has borrowing capacity for an additional $38.1 million from the FHLB without providing additional collateral.  The Bank considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations.  The following table summarizes the Bank’s regulatory capital requirements versus actual capital as of September 30, 2007:

	Actual		Required		Excess
(Dollars in thousands)	Amount	%	Amount	%	Amount	%

Core capital
(to adjusted total assets)	$29,245	11.4%	$10,272	4.0%	$18,973	7.4%
Risk-based capital
to (risk-weighted assets)	30,791	24.9%	9,893	8.0%	20,898	16.9%

Index

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

The following table sets forth as of June 30, 2007 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  On September 18, 2007 the Federal Reserve Board lowered the discount rate by .50%.  The change in the discount rate typically impacts the prime interest rate and the prime interest rate also decreased .50% to 7.75%.  The prime interest rate is the interest rate charged by banks to their most creditworthy customers.  The rate is almost always the same amongst major banks. Adjustments to the prime lending rate are made by banks at the same time; although, the prime rate does not adjust on any regular basis.  Since the prime interest rate decreased after the June 30, 2007 net portfolio value

Index

calculation listed below, the Company anticipates that the September 30, 2007 static net portfolio value ratio will increase to a value close to 13.98% as shown on the negative 50bp line on the table shown below, and all other values will adjust accordingly.  However, this table is only an estimate and actual values can be different.

Change in				NPV as % of
Interest Rates				Portfolio Value of Assets
in Basis Points	Net Portfolio Value			NPV	Basis Point
(Rate Shock)	Amount	$ Change	% Change	Ratio	Change
	(Dollars in thousands)

300	26,531	(10,123)	(28)%	10.32%	(322)
200	29,976	(6,678)	(18)	11.46	(208)
100	33,413	(3,241)	(9)	12.55	(99)
50	35,073	(1,581)	(4)	13.06	(48)
Static	36,654			13.54
-50	38,160	1,506	4	13.98	44
-100	39,546	2,892	8	14.39	85
-200	41,562	4,908	13	14.93	139

The table above indicates that at June 30, 2007, in the event of a 200 basis point increase in interest rates, we would experience an 18% decrease in net portfolio value.  A 200 basis point decrease in interest rate would result in a 13% increase in net portfolio value.  All model outputs associated with the -300 basis point scenarios are not applicable because of the low prevailing interest rate environment.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company’s second repurchase plan was announced on May 18, 2004 and allows for the repurchase of 117,000 shares of the Company’s stock, which represent approximately 5% of the Company’s outstanding shares.  Increases to the Company’s second repurchase plan were announced on March 22, 2005, October 18, 2005, and on August 21, 2007.  They allow an additional 100,000, 50,000 and 50,000 shares respectively, to be added to the current stock repurchase program.

Issuer purchases of equity securities during the prior three months:

				Maximum
			Total number	number of
			of shares	shares that may
			purchased	be purchased
	Total	Average	under publicly	under the
	number shares	price paid	announced	repurchase
	purchased	per share	plan	plan

July 1 – July 31	3,200	$24.55	222,973	267,000
August 1 – August 31	21,645	24.08	244,618	317,000
September 1 – September 30	4,563	24.25	249,181	317,000

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None

Index

ITEM 6.  EXHIBITS.

(a)	Exhibits
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the   Sarbanes-Oxley Act of 2002.
31.2Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

AJS BANCORP, INC.

Date: November 7, 2007	/s/ Thomas R. Butkus
Thomas R. Butkus
Chief Executive Officer and Chairman of the Board

Date: November 7, 2007	/s/ Lyn G. Rupich
Lyn G. Rupich
President and Chief Operating Officer