Form 10-K
period 2007-12-31
AJS BANCORP INC
filed 2008-03-25
CIK 1144515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2007.
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

Commission file number: 000-33405

AJS BANCORP, INC.
(Exact name of registrant as specified in its charter)

United States	36-4485429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14757 S. Cicero Avenue Midlothian, Illinois	60445
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (708) 687-7400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐  NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2007, as reported by the Nasdaq Capital Market, was approximately $14.3 million.

As of March 18, 2008, there was issued and outstanding 2,036,872 shares of the Registrant’s Common Stock, including 1,227,544 shares owned by AJS Bancorp, MHC.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2008 Annual Meeting of Stockholders of the Registrant (Part III).
(2) Annual Report to Stockholder (Part II and IV).

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

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

General

AJS Bancorp, Inc.

AJS Bancorp, Inc. is a mid-tier stock holding company for A. J. Smith Federal Savings Bank (the “Bank” or “A.J. Smith Federal”).  The business of AJS Bancorp, Inc. consists of holding all of the outstanding common stock of A. J. Smith Federal Savings Bank.  AJS Bancorp, Inc. is chartered under federal law.  AJS Bancorp, Inc. has 1,227,544 issued and outstanding shares of common stock to our mutual holding company parent, AJS Bancorp, MHC (“MHC”), and 1,179,406 issued and outstanding shares to the public at December 31, 2007.  Under federal regulations, so long as AJS Bancorp, MHC exists, it will own at least 50.1% of the voting stock of AJS Bancorp, Inc.  At December 31, 2007, AJS Bancorp, Inc. had total consolidated assets of $248.4 million, total deposits of $190.5 million, and stockholders’ equity of $27.9 million.  Our executive offices are located at 14757 South Cicero Avenue, Midlothian, Illinois 60445, and our telephone number is (708) 687-7400.

A. J. Smith Federal Savings Bank

A. J. Smith Federal Savings Bank was founded in 1892 by Arthur J. Smith as a building and loan cooperative organization.  In 1924 we were chartered as an Illinois savings and loan association, and in 1934 we converted to a federal charter.  In 1984 we amended our charter to become a federally chartered savings bank.  We are a customer-oriented institution, operating from a main office in Midlothian, Illinois, and two branch offices in Orland Park, Illinois.  Our primary business activity is the origination of one- to four-family real estate loans.  To a lesser extent, we originate multi-family, commercial real estate and consumer loans.  As part of our current business plan, we intend to develop our business banking by offering commercial loans and deposit products and services to business customers.  We also invest in securities, primarily United States Government Agency securities and mortgage-backed securities.  In addition, we offer insurance and investment products and services.  During the past two years, as the interest yield cure flattened and then inverted, we allowed the overall composition of our assets to become more liquid.  Investment securities has become a larger percentage of our assets in 2007, while loans have become a smaller portion of our assets than have historically been the case.  We believe that the repositioning of our assets in this manner will position A. J. Smith Federal to take advantage of the changes in long-term interest rates while reducing our interest rate risk profile.

Market Area

A. J. Smith Federal has been, and continues to be, a community-oriented savings bank offering a variety of financial products and services to meet the needs of the communities we serve.  Our lending and deposit-generating area is concentrated in the neighborhoods surrounding our three offices; our main office in Midlothian, Illinois, and two branch offices in Orland Park, Illinois.  Our offices are located in Cook County.  However, we consider our market area to be the counties of Will and Cook.  Midlothian is primarily a residential community, and its largest employers are state and local governments and automobile dealerships.  Orland Park has more retail businesses, as well as light industrial companies.  Our market area economy consists primarily of the services industry, wholesalers and retailers and manufacturing.  Major employers in our market area include the Orland Park School District, the Village of Orland Park, and various retailers including J. C. Penney, Macy’s and Sears.  The economy in our market area is not dependent on any single employer or type of business.

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

Lending Activities

General.  Our loan portfolio is comprised mainly of one- to four-family residential real estate loans.  The majority of these loans have fixed rates of interest.  In addition to one- to four-family residential real estate loans, our loan portfolio consists of multi-family loans and home equity lines of credit.  At December 31, 2007, our gross loans totaled $134.4 million, of which $85.8 million, or 63.9%, were secured by one- to four-family residential real estate, $33.9 million, or 25.2%, were secured by multi-family residential and commercial real estate, $14.4 million, or 10.7%, were home equity loans, and $258,000, or 0.19%, were consumer loans.  Our lending area is the Chicago metropolitan area, with an emphasis on lending in the south and southwest suburbs.

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

	At December 31,
	2007		2006		2005		2004		2003

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$85,803	63.87%	$86,024	61.49%	$101,325	66.03%	$115,598	70.02%	$120,810	76.64%
Multi-family and commercial	33,888	25.22	41,194	29.45	38,317	24.97	32,713	19.82	24,066	15.27
Total real estate loans	119,691		127,218		139,642		148,311		144,876

Other Loans:
Consumer loans	258	0.19	482	0.34	502	0.33	649	0.39	696	0.44
Home equity	14,406	10.72	12,198	8.72	13,279	8.67	16,126	9.77	12,056	7.65
Total loans	134,355	100.00%	139,898	100.00%	153,423	100.00%	165,086	100.00%	157,628	100.00%

Less:
Allowance for loan losses	(1,539)		(1,619)		(1,701)		(1,847)		(1,962)
Deferred loan (fees) costs	156		107		56		69		(16)
Deferred gain on real estate contract	(6)		(9)		(10)		(17)		(22)
Total loans receivable, net	$132,966		$138,377		$151,768		$163,291		$155,628

Maturity of Loan Portfolio.  The following table sets forth certain information regarding the dollar amounts maturing and the interest rate sensitivity of our loan portfolio at December 31, 2007.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	One- to Four-Family		Multi-Family and Commercial		Consumer		Home Equity		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

1 year or less	$1,947	6.95%	$9,899	7.39%	$116	5.87%	$2,010	7.11%	$13,972	7.28%
Greater than 1 to 3 years	3,582	6.66	15,462	6.85	19	7.49	3,459	7.12	22,522	6.86
Greater than 3 to 5 years	3,519	6.64	5,667	7.34	123	5.25	8,937	6.98	18,246	7.01
Greater than 5 to 10 years	15,263	5.73	1,858	6.65	-		-		17,121	5.83
Greater than 10 to 20 years	20,604	5.49	1,002	6.79	-		-		21,606	5.55
More than 20 years	40,888	5.61	-		-		-		40,888	5.61

Total	$85,803		$33,888		$258		$14,406		$134,355

The total amount of loans due after December 31, 2008 which have predetermined interest rates is $86.8 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $33.6 million.

One- to Four-Family Residential Real Estate Loans.  Our primary lending activity consists of originating one- to four-family, owner-occupied, first and second residential mortgage loans, virtually all of which are secured by properties located in our market area.  At December 31, 2007, these loans totaled $85.8 million, or 63.9% of our total loan portfolio.

We currently offer one- to four-family residential real estate loans with terms up to 40 years, although we emphasize the origination of one- to four-family residential loans with terms of 15 years or less.  We offer our one- to four-family residential loans with adjustable or fixed interest rates.  At December 31, 2007, $66.7 million, or 77.8% of our one- to four-family residential real estate loans had fixed rates of interest, and $19.1 million, or 22.2% of our one- to four-family residential real estate loans, had adjustable rates of interest.  Our fixed rate loans include loans that generally amortize on a monthly basis over periods between 7 to 40 years.  We also offer loans which generally have balloon payment features after 3 or 5 years.  Our balloon loans generally amortize over periods of 15 years or more.  One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans.

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

Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated.  For loans greater than $175,000 we utilize outside independent appraisers.  For loans up to $175,000, we utilize outside independent appraisers to perform a drive-by appraisal.  For borrowers who do not obtain private mortgage insurance, our lending policies limit the maximum loan to value ratio on both fixed rate and adjustable rate mortgage loans to 80% of the appraised value of the property that is collateral for the loan (and up to 85% with respect to second fixed-rate mortgage loans).  For one- to four-family residential real estate loans with loan to value ratios of between 80% and 97%, we require the borrower to obtain private mortgage insurance.  For loans in excess of $75,000, we require the borrower to obtain title insurance.  For first mortgage loan products under $75,000, we conduct a title search.  For second mortgage type products in excess of $200,000, title insurance is required.  For second mortgage type products under $200,000, we conduct a title search.  We also require homeowners’ insurance and fire and casualty insurance on properties securing real estate loans.

Multi-Family Loans and Commercial  Lending.  At December 31, 2007, $33.9 million, or 25.2% of our total loan portfolio, consisted of loans secured by multi-family and commercial real estate properties, virtually all of which are located in the state of Illinois.  Our multi-family loans are secured by multi-family and mixed use properties.  Our commercial real estate loans are secured by improved property such as offices, small business facilities, unimproved land, warehouses and other non-residential buildings.  Our multi-family and commercial real estate loans are offered with fixed or floating rates based upon the prime rate.  Our fixed rate multi-family and commercial real estate loans are offered with amortization schedules of up to 25 years, and generally have three- and five-year balloon features.  At December 31, 2007, the average balance of our multi-family and commercial real estate loans was $278,000. We generally will make multi-family and commercial real estate loans for up to 80% of the lesser of cost or the appraised value of the property securing the loan.

Prior to funding a loan secured by multi-family, mixed use or commercial property, we generally obtain an environmental assessment from an independent, licensed environmental engineer to ascertain the existence of any environmental risks that may be associated with the property.  The level of the environmental consultant’s evaluation of a property will depend on the facts and circumstances relating to the specific loan, but generally the environmental consultant’s actions will range from a Phase I Environmental Site Assessment to a Phase II environmental report.  The underwriting process for multi-family and commercial real estate loans includes an analysis of the debt service coverage of the collateral property.  We typically require a debt service coverage ratio of 120% or higher.  We also require personal guarantees by the principals of the borrower and a cash flow analysis when applicable.

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

Home Equity Lines of Credit.  We offer home equity lines of credit, the total of which amounted to $14.4 million, or 10.7% of our total loan portfolio, as of December 31, 2007.  Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences.  We generally offer these loans with a maximum loan to appraised value ratio of 90% (including senior liens on the collateral property).  We currently offer these lines of credit for a period of 5 years, and generally at rates tied to the prevailing prime interest rate.  Our home equity lines of credit are generally underwritten in the same manner as our one- to four-family residential loans.

Consumer Loans.  We are authorized to make loans for a variety of personal and consumer purposes.  As of December 31, 2007, consumer loans totaled $258,000, and consisted primarily of automobile loans and loans secured by deposit accounts.  Automobile loans accounted for $171,000 of our consumer loans and loans secured by deposit accounts were $87,000 at December 31, 2007.  Our procedure for underwriting consumer loans includes an assessment of the applicant’s credit history and ability to meet existing obligations and payments of the proposed loan, as well as an evaluation of the value of the collateral security, if any.  Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or are secured by assets that tend to depreciate in value, such as automobiles.  In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining value often does not warrant further substantial collection efforts against the borrower.

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

Our loan origination activity may be affected adversely by a rising interest rate environment that typically results in decreased loan demand.  Historically, a declining interest rate environment generally would result in increased loan demand, however, in the case of declining real estate values, our loan origination activity may also decline as fewer home purchases occur.  Accordingly, the volume of loan originations and the profitability of this activity may vary from period to period.  Historically, we have originated mortgage loans for sale in the secondary market, and we may do so in the future, although this is not a significant part of our business at this time.

The following table shows our loan origination and repayment activities for the periods indicated.  We did not purchase any loans during the periods indicated.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Loans receivable, beginning of period	$139,898	$153,423	$165,086
Originations by type:
Real estate- one to four-family	14,730	11,137	17,005
Multi-family and commercial	8,120	14,487	20,698
Non-real estate -consumer	319	1,046	445
Home equity	8,991	8,532	7,614
Total loans originated	32,160	35,202	45,762
Sales	-	(3,310)	(1,977)
Principal repayments:	(37,703)	(45,417)	(55,448)

Loans receivable, at end of period	$134,355	$139,898	$153,423

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

Loans-to-One-Borrower.  Federal savings banks are subject to the same loans-to-one-borrower limits as those applicable to national banks, which restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate).  At December 31, 2007, our lending limit was $4.6 million.  At December 31, 2007, our largest lending relationship to one borrower totaled $4.0 million.  At December 31, 2007, we had 23 lending relationships in which the total amount outstanding exceeded $500,000.   Two of these lending relationships totaling $3.0 million are impaired, while one lending relationship totaling $2.9 million is on the Company’s watch list as of December 31, 2007.  The Company’s watch list includes any commercial loan that has for the past twelve months been late paying three times or more.

Asset Quality

Loan Delinquencies and Collection Procedures.  When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status.  In the case of mortgage loans, a reminder notice is sent 15 days after an account becomes delinquent.  After 15 days, we attempt to establish telephone contact with the borrower.  If the borrower does not remit the entire payment due by the end of the month, then a letter that includes information regarding home-ownership counseling organizations is sent to the borrower.  During the first 15 days of the following month, a second letter is sent, and we also attempt to establish telephone contact with the borrower.  At this time, and after reviewing the cause of the delinquency and the borrower’s previous loan payment history, we may agree to accept repayment over a period of time, which will generally not exceed 60 days.  However, should a loan become delinquent by two or more payments, and the borrower is either unwilling or unable to repay the delinquency over a period of time acceptable to us, we send a notice of default by both regular and certified mail.  This notice will provide the borrower with the terms which must be met to cure the default, and will again include information regarding home-ownership counseling.  In the case of commercial mortgage loans, attempts will be made to work out a repayment plan that will preserve the current ownership of the property while allowing the Company to retain a performing lending relationship.

In the event the borrower does not cure the default within 30 days of the postmark of the notice of default, we may instruct our attorneys to institute foreclosure proceedings depending on the loan-to-value ratio or our relationship with the borrower.  We hold property foreclosed upon as real estate owned.  We carry foreclosed real estate at its fair market value less estimated selling costs or carrying value, whichever is less.  If a foreclosure action begins and the loan is not brought current or paid in full before the foreclosure sale, we will either sell the real property securing the loan at the foreclosure sale or sell the property as soon thereafter as practical.

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

As of December 31, 2007, our total non-accrual loans were $934,000, compared to $540,000 at December 31, 2006.

The following table sets forth our loan delinquencies by type, amount and percentage at December 31, 2007.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real estate:
One- to four-family	7	$607	0.71%	7	$774	0.90%	14	$1,381	1.61%
Multi-family and commercial	-	-	-	1	68	0.20	1	68	0.20
Consumer and other	-	-	-	-	-	-	-	-	-
Home equity	2	109	0.76	2	92	0.64	4	201	1.40

Total	9	$716	0.53%	10	$934	0.70%	19	$1,650	1.23%

The table below sets forth the amounts and categories of non-performing assets in our loan portfolio.  For all years presented, we had no troubled debt restructurings within the meaning of Statement of Financial Accounting Standards No. 15.  For the periods presented, we had no accruing loans delinquent more than 90 days.  Foreclosed assets include assets acquired in settlement of loans.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non-performing loans:
One- to four-family	$774	$132	$326	$981	$1,116
Multi-family and commercial	68	278	-	-	3
Consumer and other	-	1	1	2	17
Home equity	92	129	67	-	-
Total non-performing loans	934	540	394	983	1,136

Real estate owned	-	-	-	-	23
Total non-performing assets	$934	$540	$394	$983	$1,159

Total as a percentage of total assets	0.38%	0.20%	0.15%	0.36%	0.49%

Non-performing loans as percentage of gross loans receivable	0.70%	0.39%	0.26%	0.60%	0.72%

For the year ended December 31, 2007, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $71,000.  The amount that was included in interest income totaled $38,000 for the year ended December 31, 2007.

Real Estate Owned. Real estate owned consists of property acquired through formal foreclosure or by deed in lieu of foreclosure, and is recorded at the lower of recorded investment or fair value.  Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses.  After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses.  Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur.  At December 31, 2007, we did not have any real estate owned.

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

On the basis of management’s review of our assets at December 31, 2007, we had classified assets of $4.0 million as substandard.

Allowance for Loan Losses.  The following table sets forth information regarding our allowance for loan losses and other ratios at or for the dates indicated.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$1,619	$1,701	$1,847	$1,962	$2,082

Charge-offs:
One- to four-family	-	(7)	(70)	(115)	(110)
Multi-family and commercial	(228)	(75)	-	-	-
Consumer and other	(2)	-	(1)	-	-
Home equity	(50)	-	-	-	(10)
Total charge-offs	(280)	(82)	(71)	(115)	(120)
Recoveries:
One- to four-family loans	21	28	55	112	61

Net charge-offs	(259)	(54)	(16)	(3)	(59)
Provisions for loan losses	179	(28)	(130)	(112)	(61)
Balance at end of period	$1,539	$1,619	$1,701	$1,847	$1,962

Net charge-offs during the period to average loans outstanding during the period	0.19%	0.04%	0.01%	-%	0.04%

Net charge-offs during the period to non-performing loans	27.73	10.00	4.06	0.31	5.19

Non-performing assets to total assets at end of period	0.38	0.20	0.15	0.36	0.49

Allowance for loan losses to non-performing loans	164.78	299.81	431.73	187.89	172.71

Allowance for loan losses to loans receivable, gross	1.15	1.16	1.11	1.12	1.24

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

	At December 31,
	2007			2006			2005			2004			2003
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One- to four-family	$778	$85,803	63.87%	$786	$86,024	61.49%	$949	$101,325	66.04%	$1,098	$115,598	70.02%	$1,450	$120,800	76.64%
Multi-family and commercial	456	33,888	25.22	561	41,194	29.45	538	38,317	24.97	353	32,713	19.82	190	24,066	15.27
Consumer and other	2	258	0.19	5	482	0.34	8	502	.33	7	649	0.39	7	696	0.44
Home equity	155	14,406	10.72	125	12,198	8.72	145	13,279	8.66	258	16,126	9.77	227	12,056	7.65
Unallocated	148	-	-	142	-	-	61	-	-	131	-	-	88	-	-
Total loans	$1,539	$134,355	100.00%	$1,619	$139,898	100.00%	$1,701	$153,423	100.00%	$1,847	$165,086	100.00%	$1,962	$157,618	100.00%

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

Securities classified as held to maturity, excluding mortgage-backed securities, totaled $65,000 at December 31, 2007. Our securities classified as available-for-sale, other than mortgage-backed securities, totaled $38.2 million at December 31, 2007, and consisted of Federal agency obligations, primarily Federal Farm Credit Bank (FFCB) notes and FHLB obligations with maturities of one to five years, and an ARM mutual fund.  At December 31, 2007, we had $11.4 million invested in an adjustable rate mortgage mutual fund that invests primarily in adjustable rate mortgage backed securities, and collateralized mortgage obligations.

We also have a $2.5 million investment in FHLB stock at December 31, 2007, which is carried separately for securities due to the restrictions on sale or transfer.  For further information regarding our securities portfolio, see Note 2 to Consolidated Financial Statements.

The following table sets forth the composition of our securities portfolio (excluding mortgage-backed securities) and other interest earning assets at the dates indicated.

	At December 31,
	2007				2006				2005
	Carrying Value	% of Total	Fair Value	% of Total	Carrying Value	% of Total	Fair Value	% of Total	Carrying Value	% of Total	Fair Value	% of Total
	(Dollars in thousands)
Securities classified as held to maturity (at amortized cost):
State and municipal bonds	$65	0.16%	$65	0.16%	$130	0.35%	$130	0.35%	$200	0.52%	$200	0.52%
Securities classified as available for sale (at fair value):
Mutual fund	11,437	28.12	11,437	28.12	10,904	29.24	10,904	29.24	8,473	21.88	8,473	21.88
FHLB	23,120	56.85	23,120	56.85	19,770	53.01	19,770	53.01	23,633	61.03	23,633	61.03
FFCB	3,524	8.66	3,524	8.66	3,979	10.67	3,979	10.67	1,959	5.06	1,959	5.06
Fannie Mae	-	-	-	-	-	-	-	-	988	2.55	988	2.55
Equity investments	76	0.19	76	0.19	62	0.16	62	0.16	56	0.14	56	0.14
Subtotal	38,222	93.98	38,222	93.98	34,845	93.43	34,845	93.43	35,309	91.18	35,309	91.18
FHLB stock	2,450	6.02	2,450	6.02	2,450	6.57	2,450	6.57	3,416	8.82	3,416	8.82
Total securities and FHLB stock	$40,672	100.00%	$40,672	100.00%	$37,295	100.00%	$37,295	100.00%	$38,725	100.00%	$38,725	100.00%

Average remaining life of securities	9.8 months				10.9 months				13.2 months
Other interest-earning assets:
Interest-earning deposits with banks	$6,622	98.85%	$6,714	100.00%	$38,061	84.03%	$38,061	84.03%	$20,061	97.79%	$20,061	97.79%
Federal funds sold	77	1.15	-	-	7,231	15.97	7,231	15.97	454	2.21	454	2.21
Total	$6,699	100.00%	$6,714	100.00%	$45,292	100.00%	$45,292	100.00%	$20,515	100.00%	$20,515	100.00%

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

At December 31, 2007, our mortgage-backed securities totaled $43.2 million, which represented 17.4% of our total assets at that date.  At December 31, 2007, a majority of our mortgage-backed securities were classified as available-for-sale.  At that date, virtually all of our mortgage-backed securities had fixed rates of interest.  We purchased $16.9 million of mortgage-backed securities during the year ended December 31, 2007, and $4.7 million during the year ended December 31, 2006.

Mortgage-backed securities generally yield less than the mortgage loans underlying such securities because of their payment guarantees or credit enhancements, which offer nominal credit risk to the security holder.  In addition, mortgage-backed securities are more liquid than individual mortgage loans and we may use them to collateralize borrowings or other obligations of A. J. Smith Federal.

The following table sets forth the composition of our mortgage-backed securities at the dates indicated.

	At December 31,
	2007		2006		2005
	Carrying	% of	Carrying	% of	Carrying	% of
	Value	Total	Value	Total	Value	Total
	(Dollars in thousands)

Mortgage-backed securities classified as held to maturity (at amortized cost):
Ginnie Mae	$60	0.14%	$74	0.22%	$95	0.26%

Mortgage-backed securities classified as available for sale (at fair value):
Fannie Mae	34,767	80.43	29,310	85.87	30,300	83.65
Freddie Mac	8,398	19.43	4,749	13.91	5,830	16.09

Total	$43,225	100.00%	$34,133	100.00%	$36,225	100.00%

Carrying Values, Yields and Maturities.  The composition and maturities of our debt securities portfolio and of our mortgage-backed securities are indicated in the following table.  Cost represents the amortized cost of the securities and mortgage-backed securities at December 31, 2007.

	At December 31, 2007
	Less Than	1 to 5	5 to 10	Over
	1 Year	Years	Years	10 Years	Total Securities
	Amortized	Amortized	Amortized	Amortized	Amortized
	Cost	Cost	Cost	Cost	Cost	Fair Value
	(Dollars in thousands)

Securities	$9,564	$16,984	$-	$-	$26,548	$26,709
Mortgage-backed securities	-	1,493	26,466	15,698	43,657	43,225
Total securities	$9,564	$18,477	$26,466	$15,698	$70,205	$69,934

Weighted average yield	4.07%	4.90%	4.79%	4.82%	4.73%

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

Deposit Activity.  The following table sets forth our deposit flows during the periods indicated.

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Opening balance	$202,176	$190,407	$198,056
Deposits	409,277	408,178	422,686
Withdrawals	(428,913)	(400,369)	(435,519)
Interest credited	7,994	3,960	5,184

Ending balance	$190,534	$202,176	$190,407

Net increase (decrease)	$(11,642)	$11,769	$(7,649)

Percent increase (decrease)	(5.76)%	6.18%	(3.86)%

Deposit Accounts.  The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered as of the dates indicated.

	At December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Transactions and Savings Deposits:

Checking accounts	$3,681	1.93%	$4,152	2.05%	$3,273	1.72%
Passbook accounts	38,103	20.00	40,463	20.02	46,854	24.61
NOW accounts	18,702	9.81	18,946	9.37	18,947	9.95
Money market accounts	7,291	3.83	9,336	4.62	8,446	4.44

Total non-certificates	67,777	35.57	72,897	36.06	77,520	40.72

Certificates:

0.00 - 3.99%	31,877	16.73	33,103	16.37	71,214	37.40
4.00 - 5.99%	90,325	47.41	95,392	47.18	40,942	21.50
6.00 - 7.99%	543	0.28	762	0.37	711	0.37
8.00 - 9.99%	12	0.01	22	0.02	20	0.01

Total certificates	122,757	64.43	129,279	63.94	112,887	59.28
Total deposits	$190,534	100.00%	$202,176	100.00%	$190,407	100.00%

Deposit Maturity Schedule.  The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2007.

	0-3.99%	4.00-5.99%	6.00-7.99%	8.00%- or greater	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:

March 31, 2008	$12,637	$46,748	$-	$6	$59,391	48.38%
June 30, 2008	5,943	11,598	-	-	17,541	14.29
September 30, 2008	3,733	13,668	-	-	17,401	14.18
December 31, 2008	5,945	3,239	419	-	9,603	7.82
March 31, 2009	458	2,540	-	6	3,004	2.45
June 30, 2009	446	1,414	-	-	1,860	1.51
September 30, 2009	364	1,414	-	-	1,778	1.45
December 31, 2009	369	835	11	-	1,215	0.99
March 31, 2010	826	1,809	-	-	2,635	2.15
June 30, 2010	389	1,628	27	-	2,044	1.66
September 30, 2010	126	539	-	-	665	0.54
December 31, 2010	49	615	-	-	664	0.54
March 31, 2011	11	678	72	-	761	0.62

Thereafter	581	3,600	14	-	4,195	3.42

Total	$31,877	$90,325	$543	$12	$122,757	100.00%

Percent of total	25.97%	73.58%	0.44%	0.01%

Large Certificates.  The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2007.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)

Certificates of deposit less than $100,000	$41,927	$13,790	$16,944	$14,322	$86,983
Certificates of deposit of $100,000 or more	16,299	3,685	6,138	4,499	30,621
Public funds (1)	1,160	66	3,927	-	5,153

Total certificates of deposit	$59,386	$17,541	$27,009	$18,821	$122,757
______________________
(1)	Deposits from governmental and other public entities. The amounts shown under public funds include deposits of $100,000 or more totaling $5.0 million.

Borrowings.  We may obtain advances from the FHLB of Chicago upon the security of the common stock we own in the FHLB and our qualifying residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Maximum balance:
FHLB advances	$28,750	$32,750	$36,250

Average balance:
FHLB advances	$25,614	$29,963	$34,167

The following table sets forth the balances of, and weighted average interest rate on, certain borrowings at the dates indicated.

	At December 31,
	2007	2006	2005
	(Dollars in thousands)

FHLB advances	$23,350	$28,750	$32,750

Weighted average interest rate of FHLB advances	4.45%	4.25%	4.06%

Employees

At December 31, 2007, we had a total of 46 full-time and 12 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have good relationships with our employees.

Regulation

Loans-to-One-Borrower.  Federal savings banks generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and unimpaired surplus on an unsecured basis.  An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate.  As of December 31, 2007, we were in compliance with our loans-to-one-borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, we are required to satisfy a qualified thrift lender test whereby we must maintain at least 65% of our “portfolio assets” in “qualified thrift investments”.  These consist primarily of residential mortgages and related investments, including mortgage-backed and related securities.  “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business.  A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions.  As of December 31, 2007, we maintained 86.88% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.

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

Transactions with Related Parties.  Our authority to engage in transactions with related parties or “affiliates” or to make loans to specified insiders is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing regulations.  The term “affiliate” for these purposes generally means any company that controls or is under common control with an institution, including AJS Bancorp, Inc. and its non-savings institution subsidiaries, if any.  The regulation limits the aggregate amount of certain “covered” transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of covered transactions with all affiliates to 20% of the savings institution’s capital and surplus.  Covered transactions with affiliates are required to be secured by collateral in an amount and of a type described in the regulation, and purchasing low quality assets from affiliates is generally prohibited.  The regulation also provides that covered transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.  In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

Our authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and its implementing regulation, Regulation O.  Among other things, this regulation generally requires these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment.  However, the regulation permits executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans we may make to these persons based, in part, on our capital position, and requires approval procedures to be followed.  At December 31, 2007, we were in compliance with these regulations.

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

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  At December 31, 2007, A.J. Smith Federal met each of its capital requirements.

Prompt Corrective Regulatory Action

Under its Prompt Corrective Action regulations, the Office of Thrift Supervision is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s level of capital.  Generally, a savings institution that has total risk-based capital of less than 8.0%, or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0%, is considered to be undercapitalized.  A savings institution that has total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.”  A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized”.  Generally, the banking regulator is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.”  The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions.  The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations establishing a risk-based assessment system that will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution’s premiums to the risk it poses to the deposit insurance fund.  Under the new risk-based assessment system, which became effective in the beginning of 2007, the Federal Deposit Insurance Corporation evaluated the risk of each financial institution based on three primary sources of information:  (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one.  The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits.  At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund and the Savings Association Insurance Fund into a single insurance fund called the Deposit Insurance Fund.  The merger of the two separate insurance funds did not affect the authority of the Financing Corporation, a mixed-ownership government corporation, to impose and collect, with approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, insurance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the Financing Corporation are due to mature in 2017 through 2019.  For the quarter ended December 31, 2007, the Financing Corporation assessment was equal to 1.37 basis points for each $100 in domestic deposits maintained at an institution.

Federal Home Loan Bank System

We are a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of Chicago (FHLB), we are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of our unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of our borrowings from the FHLB, whichever is greater.  As of December 31, 2007, we were in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.  On February 10, 2005 the FHLB announced that the Federal Housing Finance Board, the regulator for the FHLB, accepted their business plan.  Included in the business plan were guidelines for a new dividend policy requiring its dividend payout ratio in a given quarter not to exceed 90% of Adjusted Core Net Income for that quarter.  In addition, quarterly dividends of greater than 5.5%, on an annualized basis, will require regulatory approval.  On October 18, 2005 the Federal Home Loan Bank of Chicago announced a policy to discontinue excess capital stock redemptions or “voluntary” stock redemptions.  Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowings.

Federal Reserve System

Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At December 31, 2007, we were in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

Waivers of Dividends by AJS Bancorp, MHC.  Office of Thrift Supervision regulations require AJS Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from AJS Bancorp, Inc.  The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations.   AJS Bancorp, MHC may waive dividends paid by AJS Bancorp, Inc. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by AJS Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event AJS Bancorp, MHC converts to stock form.  During the twelve months ended 2007 the Company paid four regular quarterly dividends of $0.11 per share to stockholders of record.  In conjunction with the Office of Thrift Supervision approval, AJS Bancorp, MHC waived 100% of the dividends due on its 1,227,544 shares.  The Company anticipates that AJS Bancorp, MHC will waive 100% of dividends in the foreseeable future.

Conversion of AJS Bancorp, MHC to Stock Form.  Office of Thrift Supervision regulations permit AJS Bancorp, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”).  There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction.  In a Conversion Transaction a new holding company would be formed as the successor to AJS Bancorp, Inc. (the “New Holding Company”), AJS Bancorp, MHC’s corporate existence would end, and certain depositors of A. J. Smith Federal would receive the right to subscribe for additional shares of the New Holding Company.  In a Conversion Transaction, each share of common stock held by stockholders other than AJS Bancorp, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in AJS Bancorp, Inc. immediately prior to the Conversion Transaction.  Under Office of Thrift Supervision regulations, Minority Stockholders would not be diluted because of any dividends waived by AJS Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event AJS Bancorp, MHC converts to stock form.  The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

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

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules requiring the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC.  The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.  Recently, the SEC created a committee to evaluate Sarbanes-Oxley issues that may affect small public companies.  Specifically being reviewed are the requirements under Sarbanes-Oxley section 404, which require significant oversight of a public company’s internal control over the financial statements.  Implementation of Section 404 compliance for the external auditor’s attestation report has been delayed.  The Company cannot accurately predict what additional expenses may be incurred in complying with all of the provisions of the Sarbanes-Oxley Act

Taxation

Federal Taxation For federal income tax purposes, AJS Bancorp, Inc. and A. J. Smith Federal file separate federal income tax returns on a calendar year basis using the accrual method of accounting.

As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations.  However, transactions which would require recapture of the pre-1988 tax bad debt reserve include redemption of A. J. Smith Federal’s stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes.  At December 31, 2007, A. J. Smith Federal had approximately $2.4 million of pre-1988 tax bad debt reserves.  A deferred tax liability has not been provided on this amount, as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

MANAGEMENT

Executive Officers of AJS Bancorp, Inc. The following individuals hold the following executive officer positions of AJS Bancorp, Inc.

Name	Age	Position

Thomas R. Butkus	60	Chairman of the Board and Chief Executive Officer

Lyn G. Rupich	45	President

W. Anthony Kopp	57	Senior Vice President

Pamela N. Favero	44	Chief Financial Officer

Availability of Annual Report on Form 10-KSB

Our Annual Report on Form 10-KSB may be accessed on our website at www.ajsmithbank.com.

ITEM 2.	DESCRIPTION OF PROPERTIES

Properties

At December 31, 2007, we conducted our business from our main office at 14757 South Cicero, Midlothian, Illinois, a branch office located at 8000 West 159th Street, Orland Park, Illinois and a branch office located at 11275 W. 143rd Street, Orland Park, Illinois.  We own all of our branch locations.  At December 31, 2007, the net book value of our office locations was $4.1 million.

ITEM 3.	LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business.  At December 31, 2007, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is quoted on the electronic bulletin board under the symbol “AJSB”.

The following table sets forth the range of the high and low bid prices of the Company’s Common Stock for the prior eight calendar quarters and is based upon information set forth on the over the counter electronic bulletin board. During the twelve months ended 2007 the Company paid four regular quarterly dividends of $0.11 cents per share to stockholders of record.  In conjunction with Office of Thrift Supervision approval, AJS Bancorp, MHC (the “MHC”) waived 100% of the quarterly dividends due on its 1,227,544 shares.

	Prices of Common Stock
	High	Low
Calendar Quarter Ended
March 31, 2006	23.90	23.00
June 30, 2006	25.00	23.55
September 30, 2006	25.00	23.50
December 31, 2006	26.50	24.60
March 31,2007	27.12	24.14
June 30, 2007	24.83	24.53
September 30, 2007	25.25	23.16
December 31, 2007	25.36	19.89

As of December 31, 2007, the Company had 360 stockholders of record.

The Company's second repurchase plan was announced on May 18, 2004 and allowed for the repurchase of 117,000 shares of the Company's stock, which represented approximately 5% of the Company's outstanding shares.  Subsequently, the Company announced increases in the repurchase plan of 100,000, 50,000 and 50,000 shares on March 22, 2005, October 18, 2005, and August 21, 2007, respectively.  As of December 31, 2007 there are 11,382 shares remaining to be purchased under the current repurchase plan.

The following table sets forth the issuer purchases of equity securities during the prior three months.

	Total number shares purchased	Average price paid per share	Total number of shares purchased under publicly announced plan	Maximum number of shares that may be purchased under the repurchase plan

October 1– October 31	-	$-	249,181	317,000
November 1- November 30	7,000	23.80	256,181	317,000
December 1- December 31	49,437	23.53	305,618	317,000

Set forth below is certain information as of December 31, 2007 regarding equity compensation to directors and executive officers of the Company approved by stockholders.  Other than the employee stock ownership plan, the Company did not have any equity plans in place that were not approved by stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	100,485 options 10,434 nonvested restricted stock	$ 18.81 (1)	7,456 (options)/900 (restricted stock)
Equity compensation plans not approved by stockholders	-	-	-
Total	110,919	$ 18.81 (1)	7,456 (options)/900 (restricted stock)
(1)   Represents the exercise price of options awarded under the stock option plan.

ITEM 6	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Highlights of our business strategy are as follows:

•
Continuing One- to four-family Residential Real Estate Lending.  Historically, we have emphasized one- to four-family residential lending within our market area.  As of December 31, 2007, $85.8 million, or 63.9%, of our total loan portfolio consisted of one- to four-family residential real estate loans.  During the year ended December 31, 2007, we originated $14.7 million of one- to four-family residential real estate loans.  We intend to continue to originate one- to four-family loans because of our expertise with this type of lending.

•
Commercial and Multi-Family Real Estate Lending.  We intend to originate commercial business and multi-family loans to complement our one- to four-family residential real estate lending.  These loans will most likely encumber business real estate whenever possible, however, we may use non-real estate based liens when necessary.  As of December 31, 2007 commercial real estate and multi-family loans represented $33.9 million or 25.2% of our loan portfolio.  While we continue to be committed to developing our commercial business and multi-family lending and our commercial business banking services, we believe that it is prudent to temporarily tighten our commercial and multi-family business lending during the present turbulent real estate market and uncertain economic picture.

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

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

Total assets as of December 31, 2007 were $248.3 million, a decrease of $18.2 million or 6.8% from $266.5 million at December 31, 2006.  The decrease was primarily due to decreases in cash and cash equivalents, certificates of deposit, and loans receivable, offset by increases in securities and other assets.  Deposits at other financial institutions consisting of certificates of deposit decreased $2.5 million or 45.4% to $3.0 million at December 31, 2007 from $5.5 million at December 31, 2006.  The decrease was due to the certificates maturing and not being replaced.  Loans receivable decreased $5.4 million or 3.9% to $133.0 million at December 31, 2007 from $138.4 million at December 31, 2006.  The decrease in loans was primarily due to payoffs and tightened underwriting and credit standards in the commercial loan category. Securities increased $12.5 million or 18.1% to $81.4 million at December 31, 2007 from $69.0 million at December 31, 2006.  The increase in securities reflects purchases of fixed-rate government-backed notes and bonds and mortgage-backed securities. The average term to maturity of the fixed-rate note and bond securities was 26 months; the average term to maturity of the mortgage-back securities was 120 months.  These investments provided slightly higher yields than overnight federal fund investments.  Other assets increased $2.8 million or 92.5% to $5.8 million at December 31, 2007 from $3.0 million at December 31, 2006.  The increase in other assets is primarily due to the purchase of $3.0 million in bank owned life insurance in August of 2007.  The Company is the sole owner and beneficiary of this life insurance, and the asset will be used to offset the costs of existing benefits for the employees. The change in our asset composition reflects management’s decision to be less aggressive in competing for the higher interest rate time deposits.  As a result, our deposits reduced and accordingly so did liquid assets.

Total deposits decreased $11.6 million or 5.8% to $190.5 million at December 31, 2007 from $202.2 million at December 31, 2006.  The decrease was primarily in certificates of deposit and passbook savings accounts.  Certificates of deposit decreased $6.5 million to $122.8 million at December 31, 2007 from $129.3 million at December 31, 2006.  Passbook savings accounts decreased $2.4 million to $38.1 million at December 31, 2007 compared to $40.5 million at December 31, 2006.

FHLB advances decreased $5.4 million or 18.8% to $23.4 million at December 31, 2007 from $28.8 million at December 31, 2006.  The decrease was due to the advances maturing and not being replaced.

The Company had non-performing assets of $934,000 as of December 31, 2007 and $540,000 as of December 31, 2006.  The increase in non-performing assets resulted from an increase in non-performing single-family loans.  The allowance for loan losses totaled $1.5 million at December 31, 2007 and $1.6 million at December 31, 2006.  This represents a ratio of the allowance for loan losses to gross loans receivable of 1.15% at December 31, 2007 and 1.16% at December 31, 2006.  The allowance for loan losses to non-performing loans was 164.8% at December 31, 2007 and 299.8% at December 31, 2006.

Total stockholders’ equity decreased $821,000 to $27.9 million at December 31, 2007 from $28.7 million at December 31, 2006.  The decrease in stockholders’ equity primarily resulted from the repurchase of shares of the Company’s stock during the twelve months ended December 31, 2007 offset by net income of $559,000 and an increase in other comprehensive income due to the increased market value of the available for sale securities portfolio.  The Company repurchased 99,832 shares of its common stock at a cost of $2.4 million during the twelve months ended December 31, 2007.  In addition, during the year the Company declared and paid dividends of $0.41 cents per share.  With the non-objection of the Office of Thrift Supervision (“OTS”) AJS Bancorp, MHC (the “MHC”) waived 100% of the quarterly dividend due on its 1,227,554 shares.  The Company has requested and received a non-objection letter from the OTS on the waiver of the quarterly dividend payments due on the MHC shares through the quarter ended September 30, 2008.

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

Total stockholders’ equity increased $497,000 to $28.7 million at December 31, 2006 from $28.3 million at December 31, 2005.  The increase in stockholders’ equity during the past twelve months primarily resulted from net income of $911,000, as well as an increase in other comprehensive income due to the increased market value of the available for sale securities portfolio. These increases were partially offset by the repurchase of shares of our stock during the twelve months ended December 31, 2006.  Stock compensation and ESOP related transactions increased equity a net total of $90,000.  In addition, during the year we declared and paid three quarterly dividends of $0.10 cents per share, and one quarterly dividend of $0.11 cents per share totaling $363,000.  With the non-objection of the Office of Thrift Supervision (“OTS”) AJS Bancorp, MHC (the “MHC”) waived 100% of the quarterly dividend due on its 1,227,544 shares.   The Company has requested and received a non-objection letter from the OTS on the waiver of the quarterly dividend payments due on the MHC shares through the quarter ended September 30, 2008.

Comparison of Operating Results for the Years Ended December 31, 2007 and December 31, 2006

General.  Net income decreased $352,000, or 38.6%, to $559,000 for the year ended December 31, 2007, from $911,000 for the year ended December 31, 2006.  The decrease in net income resulted primarily from decreases in net interest income, and an increase in the provision for loan losses, the impairment of our investment in a mutual fund, offset by a decrease in income tax expense.  The 2006 to 2007 changes in non-interest income and non-interest expense were only a net $28,000.  However, the Company recorded a $244,000 charge to other non-interest expense due to the other than temporary impairment of a mutual fund as of December 31, 2007.   The Company recorded the impairment due to an inability to definitively forecast a recovery within a reasonable time period.

Interest Income.  Total interest income increased to $13.9 million for the twelve months ended December 31, 2007, up $301,000 or 2.2% from $13.6 million for the same period in 2006.  The increase in our interest income is primarily due to a higher average yield earned on all categories of our interest-earning assets.

Interest income from loans decreased by $758,000 to $8.5 million for the year ended December 31, 2007, from $9.3 million for the year ended December 31, 2006.  The decrease in interest income from loans was due to a decrease in the average loan balances during the year.  The average yield on loans increased to 6.3% during 2007 from 6.2% during 2006. Average loan balances were $134.7 million during the year ended December 31, 2007 compared to average loan balances of $149.4 million during the year ended December 31, 2006.

Interest income from securities increased by $917,000 to $3.8 million for the year ended December 31, 2007 compared to $2.9 million for the year ended December 31, 2006.  The increase was due to increases in the average balances of securities and in interest rates earned on the securities during the year.  Average securities balances were $82.5 million during the year ended December 31, 2007 compared to average securities balances of $70.3 million during the year ended December 31, 2006.  The increase in the average securities balances reflects purchases of fixed-rate government-backed notes and bonds and mortgage-backed securities. The average term to maturity of the fixed-rate note and bond securities was 26 months; the average term to maturity of the mortgage-back securities was 120 months. The average yield on securities increased to 4.6% during 2007 from 4.1% during 2006.

Interest income from interest-earning deposits  and other increased $231,000, or 18.8%, to $1.5 million for the year ended December 31, 2007, from $1.2 million for the year ended December 31, 2006.  The increase resulted from increases in the average balances and an increase in the interest rate earned on the deposits.  Average balances increased to $29.0 million from $26.2 million, while the average yield increased to 5.0% from 4.7% for the comparable twelve-month periods.  The increase in the average balance of interest earning deposits was caused primarily by an increase in demand account balances at other financial institutions, offset by a decrease in our of certificates of deposit balances held at other financial institutions and a decrease in our investment in FHLB stock.

Interest income from federal funds sold decreased $89,000, or 37.4%, to $149,000 for the year ended December 31, 2007, from $238,000 for the year ended December 31, 2006.  The decrease resulted primarily from a decrease in the average balances.  Average balances decreased to $2.9 million from $4.9 million, while the average yield increased to 5.1% from 4.9% for the comparable twelve-month periods.  The decrease in average balances was due to a reduction in investment in federal funds sold as the Company shifted funds into demand accounts at the Federal Home Loan Bank towards the end of 2007.

Interest Expense.  Interest expense on deposits increased by $825,000, or 14.4% to $6.6 million for the year ended December 31, 2007, from $5.7 million for 2006.  The increase in our cost of deposits reflected the higher average market interest rates during 2007, certificates of deposit maturing and renewing at higher rates during 2007, as well as an increase in average deposit balances during the year.  Average deposits increased to $196.3 million for the year ended December 31, 2007, from $194.0 million for 2006.  Our average cost of deposits increased to 3.3% from 3.0% for the respective periods.  Interest expense on borrowings decreased to $1.2 million for the twelve months ended December 31, 2007, from $1.3 million for the same period during 2006, which was due to a decrease in the average FHLB borrowings.

Net interest income decreased by $382,000 or 5.8% to $6.2 million for the year ended December 31, 2007 from $6.6 million for the same period in 2006.  Average interest earning assets were $249.1 million and $250.7 million during the comparative 2007 and 2006 twelve-month periods while the average yield was 5.58% and 5.42%, respectively.  Our net interest rate spread decreased 18 basis points to 2.11% from 2.29% while our net interest margin decreased 14 basis points to 2.48% from 2.62%.  The ratio of average interest-earning assets to average interest-bearing liabilities increased to 112.24% for the year ended 2007 from 111.96% for the year ended December 31, 2006.  The decrease in our net interest rate spread and net interest margin reflects the fact that during the year ended December 31, 2007 the cost of average interest-bearing liabilities increased at a faster pace than the yield earned on interest-earning assets.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we made a provision of $179,000 for the year ended December 31, 2007 and a negative $28,000 provision for the same period in 2006.  The loan loss provision made for the year ended December 31, 2007 was based, in part, on concerns regarding economic conditions as real estate values trend downwards and increased commercial loan credit risk that may be imbedded in the portfolio, as well as, additional specific reserves allocated for on commercial and single-family properties.  The Company recorded a $197,000 specific reserve on two commercial office buildings, with a lending relationship totaling $2.7 million, owned by the same entity that in October 2007 reported increased vacancies and weaknesses in cash flow.  The loans secured by the commercial office buildings are currently performing, however the Company felt a $197,000 loss on these properties was necessary.  The Company has a commercial lending relationship totaling $294,000 that is impaired and one commercial lending relationship totaling $2.9 million that is on the Company’s watch list as of December 31, 2007.  The Company’s watch list includes any commercial loan that has for the past twelve months been late paying three times or more.  We used the same methodology while updating credit risk assumptions in assessing the adequacy of the allowance.  The allowance for loan losses was $1.5 million or 1.15% of loans outstanding at December 31, 2007 compared to $1.6 million, or 1.16%, of loans outstanding at December 31, 2006.  The non-performing assets to total assets at December 31, 2007 was 0.38% as compared to 0.20% at December 31, 2006.  The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses as of December 31, 2007 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Non-interest Income. Non-interest income decreased $81,000 or 8.6% to $858,000 for the year ended December 31, 2007 from $939,000 for the year ended 2006.  The decrease was primarily due to a $45,000 decrease in insurance commissions, a $54,000 decrease in gain on the sale of loans, and a $19,000 decrease in rental income, offset by a $51,000 increase in other non-interest income.

Insurance commission income decreased $45,000 or 23.9% for the year ended December 31, 2007 when compared to the year ended December 31, 2006.  Insurance commissions decreased primarily due to a reduction in the insurance sales staff during the year ended December 31, 2007.

Gain on the sale of loans decreased $54,000 or 100% during the twelve-month period ended December 31, 2007 reflecting management’s decision to portfolio the loans originated during 2007.  Management may decide to sell loans in the secondary market in the future.  Rental income decreased $19,000 or 13.7% primarily due to several vacant rental units that were occupied during 2006. During the twelve months ended December 31, 2007 four rental units located at our 80th Avenue facility terminated their leases. The termination of these four leases will result in reduced rental income of approximately $18,000 per quarter.  Accordingly, the Company expects the rental income to decline in the future

Other non-interest income increased $51,000 or 108.5% for the year ended December 31, 2007 when compared to the year ended December 31, 2006.  The increase was primarily due to an increase in the cash surrender value of the Company’s bank owned life insurance (“BOLI”).

Non-interest Expense.  Non-interest expense decreased $53,000 to $6.0 million for the year ended December 31, 2007 compared to $6.1 million for the same period in 2006.  The decrease primarily reflects decreases in salaries and employee benefits, occupancy expense, advertising and promotion costs and postage and supplies, offset by increases in loss on the sale of other real estate owned, loss on impairment of mutual fund and other non-interest expense items.

Salaries and employee benefits decreased $205,000 or 5.9% to $3.3 million for the year ended December 31, 2007 compared to $3.5 million for the same period last year.  Salaries and employee benefits decreased primarily due to a reduction in the number of full time equivalent employees for the comparable periods.  The Company had 58 full time equivalent employees at December 31, 2007 compared to 64 full time equivalent employees at December 31, 2006.

Occupancy expense decreased $71,000 or 8.4% to $779,000 for the year ended December 31, 2007 compared to $850,000 for the same period in 2006.  The decrease reflects the Company’s successful appeal of the real estate tax assessment and the resulting refund of real estate taxes received during the year ended December 31, 2007, as well as a decrease in depreciation expenses for the year ended December 31, 2007 when compared to the same period in 2006.

Advertising and promotion costs decreased $51,000 or 15.8% to $271,000 for the year ended December 31, 2007 compared to $322,000 for the period last year.  The decrease was primarily due to a cost reduction program implemented in the beginning of 2007.

Postage and supplies costs decreased $44,000 or 21.7% to $159,000 for the year ended December 31, 2007 compared to $203,000 for the period last year.  The decrease was primarily due to the implementation of a cost reduction program during 2007, as well as the printing and mailing of advertisements that was done in-house rather than outsourced during 2006.

Loss on sale of other real estate owned increased $56,000 due to the foreclosure and subsequent sale of one commercial loan property that occurred during the 2007 year.  There was no real estate owned during the year ended 2006.

The Company has recorded a $244,000 loss related to an other than temporary impairment on the Company’s Shay AMF Ultra Short Mortgage fund (“mutual fund”).  The Company’s investment in the mutual fund has exceeded its market value since mid-year 2003, however, the Company has had the intent and ability to hold the fund until its forecasted recovery period.  Historically, the fund’s market value has correlated inversely with short-term interest rates, therefore, the projected recovery was expected to occur as short-term interest rates declined.  However, as short-term interest rates declined the fund no longer performed as it had historically, most likely due to the unusual market conditions that have occurred in the recent past.  The Company continues to believe the fund will recover its previous market value, however, the forecasted recovery period is uncertain.  The Company does not believe there is significant credit risk imbedded within the mutual fund’s portfolio, and intends to continue to hold the fund for the foreseeable future.  However, since the forecasted recovery period is no longer certain, the Company felt that it was appropriate to record the decline in the market value of the fund into earnings at December 31, 2007.  The Company intends to adopt the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities as of January 1, 2008 for the Company’s equity securities, which will include the mutual fund, therefore, further changes in the market value of this fund will flow through earnings.

Other non-interest expense items increased $49,000 or 9.1% to $587,000 for the twelve months ended December 31, 2007 compared to $538,000 for the same period last year.  The increase was primarily due to costs associated with the maintenance and repair of the Company’s other real estate owned.  The Company had no other real estate owned during 2006.

Provision for Income Taxes.  The provision for income taxes decreased to $275,000, or 33.0% of income before income taxes for the year ended December 31, 2007 from $540,000 or 37.2% of income before taxes for the year ended December 31, 2006.  The decrease was primarily due to a decrease in pretax earnings, as well as an increase in state-tax exempt securities held during 2007.

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

Interest Expense.  Interest expense on deposits increased by $1.1 million, or 24.5% to $5.7 million for the year ended December 31, 2006, from $4.6 million for 2005.  The increase in our cost of deposits reflected the higher short term market interest rates, and certificates of deposit maturing and renewing at higher rates during 2006, as well as an increase in average deposit balances during the year.  Average deposits increased to $194.0 million for the year ended December 31, 2006, from $193.4 million for 2005.  Our average cost of deposits increased to 3.0% from 2.4% for the respective periods.  Interest expense on borrowings decreased to $1.3 million for the twelve months ended December 31, 2006, from $1.4 million for the same period during 2005, which was due to a decrease in the average FHLB borrowings.

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

Average Balance Sheets

The following tables present for the periods indicated the total dollar amount of interest income on average interest-earning assets and the resultant yields, the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, as well as yields and costs at December 31, 2007.  No tax equivalent adjustments were made.  All average balances are monthly average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.

	Years Ended December 31,
	2007			2006			2005
	Average		Interest	Average		Interest	Average	Interest
	Outstanding		Earned/	Outstanding		Earned/	Outstanding	Earned/
	Balance	Paid	Yield/Rate	Balance	Paid	Yield/Rate	Balance	Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$134,709	$8,492	6.30%	$149,394	$9,250	6.19%	$156,832	$9,127	5.82%
Securities	82,526	3,791	4.59	70,338	2,874	4.09	72,301	2,682	3.71
Interest-earning deposits and other	28,996	1,458	5.03	26,156	1,227	4.69	24,613	1,075	4.36
Federal funds	2,881	149	5.17	4,859	238	4.90	2,230	64	3.00
Total interest-earning assets	$249,112	13,890	5.58	$250,747	13,589	5.42	$255,976	12,948	5.06

Interest-bearing liabilities:
Passbook savings	$39,258	448	1.14	$42,686	468	1.10	$48,713	487	1.00
NOW accounts	22,741	58	0.26	22,005	69	0.31	22,958	77	0.34
Money market accounts	8,949	259	2.89	8,717	246	2.82	8,347	170	2.04
Time deposits	125,374	5,796	4.62	120,588	4,953	4.11	113,424	3,872	3.41
Total deposits	196,322	6,561	3.34	193,996	5,736	2.96	193,442	4,606	2.38
FHLB advances	25,614	1,139	4.45	29,963	1,281	4.28	34,184	1,416	4.14
Total interest-bearing liabilities	$221,936	7,700	3.47	$223,959	7,017	3.13	$227,626	6,023	2.65

Net interest income		$6,190			$6,572			$6,925
Net interest rate spread			2.11%			2.29%			2.41%
Net earning assets	$27,176			$26,788			$28,350
Net yield on average interest- earning assets			2.48%			2.62%			2.71%
Average interest-earning assets to average interest-bearing liabilities			112.24%			111.96%			112.45%

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

	Years Ended December 31,
	2007 vs. 2006			2006 vs. 2005
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets
Loans receivable	$(923)	$165	$(758)	$(445)	$568	$123
Securities	534	383	917	(74)	266	192
Interest-earning deposits and other	139	92	231	70	83	153
Federal funds	(102)	13	(89)	109	65	174
Total interest-earning assets	$(352)	$653	$301	$(340)	$986	$642

Interest-bearing liabilities
Transaction and savings deposits	(30)	12	(18)	(59)	108	49
Certificate accounts	197	646	843	245	836	1,081
Borrowings	(186)	44	(142)	(175)	40	(135)
Total interest-bearing liabilities	$(19)	$702	$683	$11	$984	$995

Net interest income	$(333)	$(49)	$(382)	$(351)	$(2)	$(353)

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

We have sought to manage our interest rate risk by more closely matching the maturities of our interest rate sensitive assets and liabilities.  In particular, we offer one, three-, five- and seven-year adjustable rate mortgage loans, and three- and five-year balloon loans.  In a low interest rate environment, borrowers typically prefer fixed-rate loans to adjustable-rate mortgages.  We may sell our originations of longer-term fixed-rate loans into the secondary market.  We do not solicit high-rate jumbo certificates of deposit or brokered funds.

Net Portfolio Value.  In past years, many savings associations have measured interest rate sensitivity by computing the “gap” between the assets and liabilities which are expected to mature or reprice within certain time periods based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the Office of Thrift Supervision.  However, the Office of Thrift Supervision now requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance-sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value.  The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value.  The Office of Thrift Supervision model estimates the economic value of each type of asset, liability and off-balance-sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points.  (A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 7% to 8% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below).  The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

The table below sets forth, as of September 30, 2007 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.

				Net Portfolio Value as
	Net Portfolio Value			a % of Present Value of Assets/Liabilities
Change in
Interest Rates	Estimated	Amount of
(Basis Points)	NPV	Change	Percent	NPV Ratio	Change(1)
(Dollars in thousands)

+300	$27,621	$(9,077)	(25)%	10.97%	(292)
+200	30,778	(5,920)	(16)	12.02	(187)
+100	33,870	(2,828)	(8)	13.01	(88)
+50	35,326	(1,372)	(4)	13.47	(42)
0	36,698	-	-	13.89	-
-50	37,913	1,215	3	14.25	36
-100	38,850	2,152	6	14.52	63
-200	39,876	3,178	9	14.78	89
(1)  Expressed in basis points.

The table above indicates that at December 31, 2007, in the event of a 200 basis point decrease in interest rates, we would experience a 9% increase in net portfolio value.  In the event of a 200 basis point increase in interest rates, we would experience a 16% decrease in net portfolio value.

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

There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment.  Although management believes its process for determining the allowance adequately considers all of the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change.  To the extent actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect earnings or financial position in future periods.  Significant influences currently impacting the Company’s allowance for loan losses are rising real estate inventories which is applying downward pressure in real estate values and general economic conditions.  Management continues to monitor these credit risk trends during each quarterly allowance for loan loss analysis.

We review investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance set forth in Statement of Financial Accounting Standards 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) on a quarterly basis.

The Emerging Issues Task Force Issue 03-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Instruments” (“EITF 03-1”) provides that, for equity securities and debt securities that can contractually be prepaid for less than their initial cost, an impairment is considered to be other than temporary unless the investor has the ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted market price recovery, and evidence indicating that the full initial cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. For other debt securities, an impairment is considered other than temporary if the holder does not have the ability and intent to hold the debt security until its maturity date or the date the forecasted recovery occurs, or if it is probable that the investor will be unable to collect all amounts due according to the contractual terms of the debt security. Appropriate and unbiased weighting must be given to all reasonably available information, including the severity and duration of the loss in relation to the forecasted recovery period and other relevant evidence. .

We have developed a methodology for conducting quarterly impairment testing on marketable equity securities with dividends that adjust periodically based on market interest rate indices such as the mutual funds that we own.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 20.4% and 22.1% for the years ended December 31, 2007 and 2006.  We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments.  We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning investments and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits with the Federal Home Loan Bank of Chicago amounted to $3.2 million at December 31, 2007 and $1.6 million at December 31, 2006.  For additional information about cash flows from our operating, financing, and investing activities, see Consolidated Statements of Cash Flows included in the consolidated financial statements.

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

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago which provide an additional source of funds.  At December 31, 2007, we had $23.4 million in advances from the Federal Home Loan Bank of Chicago.  Of this amount, $7.0 million is due within one year, $13.1 million is due between one and three years, $3.3 million is due between four and five years.

At December 31, 2007, we had outstanding commitments of $6.1 million to originate loans.  This amount does not include the unfunded portion of loans in process.  At December 31, 2007, certificates of deposit scheduled to mature in less than one year totaled $103.9 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In addition, the cost of such deposits may be significantly higher upon renewal in a rising interest rate environment.  We intend to utilize our high levels of liquidity to fund our lending activities.

Liquidity.  We are required to maintain liquid assets in an amount that would ensure our safe and sound operation.  Our liquidity ratio at December 31, 2007 was 18.3%.

The following table sets forth our contractual obligations and commercial commitments at December 31, 2007.

	Total	Less than 1 year	1-3 Years	4-5 years	After 5 Years
	(In thousands)

FHLB advances	$23,350	$6,925	$13,125	$3,300	$-
Time deposits	122,757	103,936	13,865	4,956	-
Non-qualified, unfunded retirement plan.	1,498	96	-	-	1,402

	Total Amounts Committed	Less than 1 year	1-3 Years	4-5 years	Over 5 Years
	(In thousands)

Lines of credit	$14,544	$2,531	$4,672	$7,132	$209
Standby letters of credit (1)	190	190	-	-	-
Other commitments to extend credit (1)	6,055	6,055	-	-	-
Total	$20,789	$8,776	$4,672	$7,132	$209

(1)	Represents amounts committed to customers.

Not included above is the $1.8 million liability for the Employee Stock Ownership Plan   (“ESOP”) put option. This option allows the ESOP participant, following termination of their employment, to ‘put’ their stock back to the Company at the fair market value as determined by an independent appraisal.  It is unlikely that all of the plan participants will put their stock back to the Company at any one time, however, should they choose to do so the participants could put their stock back to the Company during 2008.

Impact of Inflation and Changing Prices

Accounting principles generally accepted in the United States of America (“GAAP”) generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of our operations.  Unlike industrial companies, our assets and liabilities are primarily monetary in nature.  As a result, changes in market interest rates have a greater impact on performance than the effect of inflation.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements are attached as Exhibit 13 hereto and are incorporated by reference hereunder.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

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

(b)	Management’s annual report on internal control over financial reporting

The management of AJS Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material affect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls.  However, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on the criteria established in the Internal Control-Integrated Framework.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in the annual report.

(c)	Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

Information concerning executive compensation is incorporated herein by reference from the Company’s Proxy Statement, specifically the section captioned “Executive Compensation”.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain owners and management is incorporated herein by reference from the Company’s Proxy Statement, specifically the section captioned “Voting Securities and Principal Holder Thereof”.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning relationships and transactions is incorporated herein by reference from the Company’s Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons”.

ITEM 13.	EXHIBITS

3.1	Certificate of Incorporation of AJS Bancorp, Inc. (1)
3.2	Bylaws of AJS Bancorp, Inc. (1)
4	Form of Common Stock Certificate of AJS Bancorp, Inc. (1)
10.1	Employment Agreement with Thomas R. Butkus(2)
10.2	Employment Agreement with Lyn G. Rupich(3)
10.3	AJS Bancorp, Inc. 2003 Stock Option Plan(4)
10.4	AJS Bancorp, Inc. 2003 Recognition and Retention Plan(4)
10.5	Amendments to 2003 Stock Option Plan(5)
13	Financial Statements
14	Code of Ethics(2)
21	Subsidiaries of the Registrant
23	Consent of Auditors to incorporate financial statements into Form S-8
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________
(1)	Incorporated by reference to the Company’s registration statement on Form S-1 (commission file number 333-69482, filed on September 17, 2001, as amended)
(2)	Incorporated by reference to the Company’s Annual Report on Form 10 - K for the year ended December 31, 2003
(3)	Incorporated by reference to the Company’s Current Report on Form 8 - K filed on October 25, 2005
(4)	Incorporated by reference to the Company’s registration statement on Form S-8 (commission file number 333-105598, filed on May 28, 2003)
(5)	Incorporated by reference to the Company’s Annual Report on Form 10 - K for the year ended December 31, 2005

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AJS Bancorp, Inc.

Date: March 19, 2008	By:	/s/ Thomas R. Butkus
Thomas R. Butkus,
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas R. Butkus	By:	/s/ Lyn G. Rupich
	Thomas R. Butkus, Chairman of the Board		Lyn G. Rupich, President
	and Chief Executive Officer		(Principal Executive Officer)

Date:	March 19, 2008	Date:	March 19, 2008

By:	/s/ Pamela N. Favero	By:	/s/ Roger L. Aurelio
	Pamela N. Favero, Chief Financial Officer		Roger L. Aurelio, Director

Date:	March 19, 2008	Date:	March 19, 2008

By:	/s/ Raymond J. Blake	By:	/s/ Richard J. Nogal
	Raymond J. Blake, Director		Richard J. Nogal, Director

Date:	March 19, 2008	Date:	March 19, 2008

By:	/s/ Edward S. Milen
Edward S. Milen, Director

Date:	March 19, 2008