Form 10-Q
period 2008-03-31
AJS BANCORP INC
filed 2008-05-12
CIK 1144515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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

On May 2, 2008, 2008, the issuer had 2,036,872 shares of common stock issued and outstanding, $0.01 per share par value.

Transitional Small Business Disclosure Format.  Yes ☐  No  ☒

AJS BANCORP, INC.

Form 10-Q Quarterly Report

Index

ITEM 1.	FINANCIAL STATEMENTS

AJS Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands of dollars, except share data)
(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents
Cash and due from banks (interest-earning: 2008 – $17,003; 2007 – $3,625)	$23,612	$18,296
Federal funds sold	77	77
Total cash and cash equivalents	23,689	18,373

Certificates of deposit	6,997	2,997
Trading securities	11,478	-
Securities available-for-sale	67,842	81,322
Securities held-to-maturity	58	125
Loans, net	136,658	132,966
Federal Home Loan Bank stock, at cost	2,450	2,450
Premises and equipment	4,282	4,282
Bank-owned life insurance	3,088	3,054
Accrued interest receivable	1,003	1,061
Other assets	1,200	1,719

Total assets	$258,745	$248,349

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$188,567	$190,534
Federal Home Loan Bank advances	35,575	23,350
Advance payments by borrowers for taxes and insurance	1,134	1,551
Other liabilities and accrued interest payable	4,399	4,986
Total liabilities	229,675	220,421

Stockholders' equity
Preferred stock, $.01 par value, 20,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 50,000,000 shares authorized; 2,444,521 shares issued at March 31, 2008 and December 31, 2007	24	24
Additional paid in capital	11,546	11,079
Treasury stock at cost (407,649 shares at March 31, 2008
and at December 31, 2007)	(9,598)	(9,598)
Retained earnings	26,589	26,543
Accumulated other comprehensive income (loss)	509	(120)
Total stockholders' equity	29,070	27,928

Total liabilities and stockholders' equity	$258,745	$248,349

See notes to consolidated financial statements.

Index

AJS Bancorp, Inc.
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Interest and dividend income
Loans	$2,098	$2,147
Securities	909	781
Interest-earning deposits and other	131	565
Federal funds sold	51	85
Total interest income	3,189	3,578

Interest expense
Deposits	1,384	1,640
Federal Home Loan Bank advances and other	304	300
Total interest expense	1,688	1,940

Net interest income	1,501	1,638
Provision for loan losses	-	(70)

Net interest income after provision for loan losses	1,501	1,708

Non-interest income
Service fees	107	125
Insurance commissions	17	21
Other	58	46
Total non-interest income	182	192

Non-interest expense
Compensation and employee benefits	800	856
Occupancy expense	219	201
Data processing expense	99	83
Advertising and promotion	46	74
Changes in fair value of trading securities	123	-
Other	283	285
Total non-interest expense	1,570	1,499

Income before income taxes	113	401

Income taxes	25	150

Net income	$88	$251

Earnings per share
Basic	$0.04	$0.12
Diluted	0.04	0.12
Weighted average shares - Diluted	2,048,362	2,147,465

Comprehensive income	$671	$360

See notes to consolidated financial statements.

Index

AJS Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities
Net income	$88	$251
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	58	60
Provision for loan losses	-	(70)
Net amortization of securities	-	(3)
Stock award compensation expense	50	50
Stock option compensation expense	15	15
Dividend reinvestments	(133)	(139)
Changes in
Fair value of trading securities	123	-
Accrued interest receivable and other assets	115	375
Accrued interest payable and other liabilities	(185)	(57)
Net cash from operating activities	131	482

Cash flows from investing activities
Trading securities
Redemption	44	-
Securities available-for-sale
Purchases	(9,850)	(10,661)
Maturities and principal payments	12,921	3,572
Securities held-to-maturity Maturities and principal payments	67	69
Net change in certificates of deposit	(4,000)	797
Net change in loans	(3,692)	7,665
Purchase of equipment	(58)	(29)
Net cash from investing activities	(4,568)	1,413

Cash from financing activities
Net change in deposits	(1,967)	(1,382)
Net change in advance payments by borrowers for taxes and insurance	(417)	(478)
Net change in Federal Home Loan Bank advances	12,225	(1,400)
Dividends paid	(88)	(97)
Purchase of treasury stock	-	(65)
Net cash from financing activities	9,753	(3,422)

Net change in cash and cash equivalents	5,316	(1,527)

Cash and cash equivalents at beginning of period	18,373	43,848

Cash and cash equivalents at end of period	$23,689	$42,321

Supplemental disclosures of cash flow information
Transfer of loans to real estate owned	$-	$258
Due to broker	-	5,014

Supplemental non-cash disclosures:
Securities transferred from available for sale to trading upon adoption of Statement 159	$11,513	$-

See notes to consolidated financial statements.

Index

AJS Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Three months ended March 31, 2008 and 2007
(in thousand of dollars)
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2006	$24	$10,428	$(7,256)	$26,368	$(815)	$28,749
Purchase of treasury stock (2,600 shares)	-	-	(65)	-	-	(65)
ESOP put option	-	220	-	-	-	220
Stock awards earned	-	50	-	-	-	50
Stock options compensation	-	15	-	-	-	15
Cash dividend ($0.11 per share)	-	-	-	(97)	-	(97)
Comprehensive income:
Net income	-	-	-	251	-	251
Change in unrealized loss on securities available for sale, net of taxes	-	-	-	-	109	109
Total comprehensive income						360

Balance at March 31, 2007	$24	$10,713	$(7,321)	$26,522	$(706)	$29,232

Balance at December 31, 2007	$24	$11,079	$(9,598)	$26,543	$(120)	$27,928
ESOP put option	-	402	-	-	-	402
Stock awards earned	-	50	-	-	-	50
Stock options compensation	-	15	-	-	-	15
Adjustment to initially apply Statement 159 net of tax				46	(46)	-
Cash dividend ($0.11 per share)	-	-	-	(88)	-	(88)
Comprehensive income:
Net income	-	-	-	88	-	88
Change in unrealized gain (loss) on securities available for sale, net of taxes	-	-	-	-	583	583
Total comprehensive income						671

Balance at March 31, 2008	$24	$11,546	$(9,598)	$26,589	$509	$29,070

See notes to consolidated financial statements.

Index

AJS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

Note 1 – Basis of Presentation

Principles of Consolidation:  The accompanying consolidated interim financial statements include the accounts of AJS Bancorp, Inc. ("the Company") and its wholly owned subsidiary, A. J. Smith Federal Savings Bank ("the Bank").  All significant intercompany balances and transactions have been eliminated.

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain disclosures required by U.S. generally accepted accounting principles are not included herein.  These interim statements should be read in conjunction with the Company's Annual Report on Form 10-K.  The December 31, 2007 balance sheet presented herein has been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K, but does not include all of the disclosures required by U. S. generally accepted accounting principles.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2008.  In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2 – Earnings Per Share

Basic earnings per share for the three months ended March 31, 2008 and 2007 were computed by dividing net income by the weighted average number of shares outstanding.  Diluted earnings per share for the three months ended March 31, 2008 and 2007 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards.  Computations for basic and diluted earnings per share are provided below.

	For the Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)
Basic
Net income	$88	$251
Weighted average common shares outstanding	$2,034	2,121

Basic earnings per common share	$0.04	$0.12

Index

	For the Three Months Ended March 31,
	2008	2007
	(in thousands, exceptper share data)
Diluted
Net income	$88	$251
Weighted average common shares outstanding	2,034	2,121
Dilutive effect of stock awards	-	2
Dilutive effect of stock options	14	24

Diluted average common shares	2,048	2,147

Diluted earnings per common share	$0.04	$0.12

There were 108 shares and 1,200 options that were anti-dilutive for the period ended March 31, 2008 and no shares or options that were anti-dilutive for the period ended March 31, 2007.

Note 3 – Stock Plans and Stock Based Compensation

At March 31, 2008, the Company had a stock option plan and a recognition and retention plan.

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

During the three months ended March 31, 2008 and 2007 there were no options granted, exercised or forfeited.  At March 31, 2008 there are 100,485 fully vested options outstanding at a weighted average exercise price of $18.81.

	2008	2007

Options exercisable at end of period	79,748	61,411
Intrinsic value of options outstanding	$270,000	$637,000
Intrinsic value of options exercisable	$215,000	$380,000
Average remaining option term	5.1 years	6.1 years

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

Index

time that options granted are expected to be outstanding, which takes into account that the options are not transferable.  Estimated forfeitures are based on historical forfeiture rates of approximately 4.7%. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. There were no options exercised during the first quarter of 2008 or 2007.  The Company recorded $15,000 in stock compensation expense during each of the three months ended March 31, 2008 and 2007 to salaries and employee benefits.

Unrecognized stock option compensation expense related to unvested awards for the remainder of 2008 is $8,300.  This figure represents gross expense and forfeitures may reduce this cost.  We estimate our forfeiture rate for the stock option plan to be 4.7%.  We expect all the stock options currently awarded will be fully vested as of May 21, 2008.

Pursuant to its 2003 stock-based incentive plan, the Company awarded 58,971 shares of restricted stock in May 2003.  These shares normally vest over a five-year period, unless certain circumstances occur that trigger earlier vesting according to the approved Recognition and Retention Plan (“RRP”).  The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders’ equity.  Compensation expense for restricted stock awards totaled $50,000 for the three months ended March 31, 2008 and 2007.  Compensation expense for restricted stock awards is reporting net of forfeitures.  We estimate our forfeiture rate of the restricted stock awards to be 3.0%.

During the three months ended March 31, 2008 and 2007 there were no RRP granted, exercised or forfeited.   At March 31, 2008 there were 10,434 unvested RRP shares at a weighted average grant date fair value of $18.85.

As of March 31, 2008, there was $28,200 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized during the second quarter of 2008.

Note 4 – New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of adoption was not material.

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard is effective for the Company on January 1, 2008.  As of January 1, 2008, the Company elected the fair value option for equity investment securities, which includes the Company’s mortgage mutual fund and stock investments.  The effect of the adoption is described in Note 5 below.

Index

Note 5 – Fair Value

Fair Value Option

The Company elected the fair value option for it’s equity investment securities due to concerns regarding the other than temporary impairment of a significant portion of those investments.  During the fourth quarter of 2007, the Company recorded a $244,000 charge to other non-interest expense due to the other than temporary impairment of a mutual fund as of December 31, 2007.   The Company recorded the impairment due to an inability to definitively forecast a recovery within a reasonable time period.  Upon adoption of Statement 159, no changes to the carrying value of elected securities were recorded as securities were carried at fair value at December 31, 2007.  The Company recorded a stockholders’ equity reclassification adjustment of $46 from accumulated other comprehensive income to retained earnings.  The net balance sheet impact upon adoption was $0.

Upon adoption of Statement 159, mortgage mutual fund and stock investment securities of $11.4 million and $76,000 were reclassified from securities available-for-sale to trading securities.  Prior to adoption, these securities were carried at fair value and the mortgage mutual fund and stock investment had $0 and $76,000, respectively, of pre-tax unrealized gains and $0 and $46,000, respectively, of after-tax unrealized gains included in accumulated other comprehensive income.  Upon adoption of Statement 159 $46,000 was reclassified from other comprehensive income to retained earnings.

Fair Value Measurement

Statement 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing and asset or liability.

The Company used the following methods and significant assumptions used to estimate the fair value of items:

Securities Investments: The fair values of trading securities and available for sale securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).   Assets measured at fair value on a recurring basis are summarized below:

Index

		Fair Value Measurements at March 31, 2008 Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities	11,478	11,478	-	-
Available for sale securities	67,842	-	67,842	-

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

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

The following discussion compares the financial condition of the Company at March 31, 2008 to its financial condition at December 31, 2007 and the results of operations for the three-month period ended March 31, 2008 and 2007.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at March 31, 2008 were $258.8 million compared to $248.3 million at December 31, 2007, an increase of $10.5 million, or 4.2%.  The increase in total assets reflects an increase in cash and cash equivalents, certificates of deposit, and loans receivable, partially offset by a decrease in securities.  There was an increase of $5.3 million or 28.9% in cash and cash equivalents to $23.7 million at March 31, 2008 from $18.4 million at December 31, 2007.  Certificates of deposit with other financial institutions increased $4.0 million or 133.5% to $7.0 million at March 31, 2008 compared to $3.0 million at December 31, 2007.  Loans receivable increased $3.7 million or 2.8% to $136.7 million at March 31, 2008 from $133.0 million at December 31, 2007.  The increase in loans was primarily in commercial loans.  Securities decreased $2.0 million or 2.5%

Index

to $79.4 million at March 31, 2008 from $81.4 million at December 31, 2007 due to maturities, calls and principal repayments within the portfolio.

The Company had non-performing assets of $576,000 at March 31, 2008 and $934,000 at December 31, 2007.  The allowance for loan losses was $1.5 million at March 31, 2008 and December 31, 2007.  This represents a ratio of allowance for loan losses to gross loans receivable of 1.09% and 1.15%, respectively at March 31, 2008 and at December 31, 2007.  The allowance for loan losses to non-performing loans was 261.98% at March 31, 2008 compared to 164.78% at December 31, 2007.

Total liabilities and borrowings increased $9.3 million or 4.2% to $229.7 million at March 31, 2008 from $220.4 million at December 31, 2007.  Total deposits decreased $1.9 million or 1.0% to $188.6 million at March 31, 2008 from $190.5 million at December 31, 2007.  Borrowings increased $12.2 million to $35.6 million at March 31, 2008 from $23.4 million at December 31, 2007.  The borrowings, consisting entirely of Federal Home Loan Bank advances, have maturities from two to five years.  Advance payments by borrowers for taxes and insurance decreased $417,000 or 26.9% to $1.1 million from $1.6 million at December 31, 2007, primarily as a result from the timing of payments.  Accrued expenses and other liabilities decreased $587,000 or 11.8% to $4.4 million at March 31, 2008 from $5.0 million at December 31, 2007.  The decrease is primarily due to a $431,000 reduction in the fair market value of the Employee Stock Option Plan.  The fair value of the Employee Stock Option Plan putable allocated shares is reclassified from stockholders’ equity and included in other liabilities.  The fair value of the ESOP putable allocated shares is calculated using the appraised value as determined by an independent appraiser.  The appraised value per-share price may be different than the per-share price indicated using the open market trading value.

Total stockholders’ equity increased $1.2 to $29.1 million at March 31, 2008 from $27.9 million at December 31, 2007.  The increase in stockholders’ equity was primarily due to increases in other comprehensive income due to the higher fair market value of securities available for sale.  The Company’s fair market value of securities increased $1.1 million, pre-tax, at March 31, 2008 from December 31, 2007.  The Company recorded net income of $88,000 for the quarter ended March 31, 2008.

The Company paid a quarterly dividend of $0.11 cents per share on February 22, 2008 to stockholders of record as of February 8, 2008.  In addition, the Company’s Board of Directors announced that it has declared a quarterly dividend of $0.11 cents per share payable on May 23, 2008, to stockholders of record on May 9, 2008.  AJS Bancorp, MHC (the "MHC") waived 100% of the February cash dividend.  As of March 31, 2008, the Company held cash totaling $23.7 million.  At March 31, 2008 the Bank’s tier 1 capital as well as its tangible capital ratio was 10.4%, and its risk-based capital ratio was 22.5%.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007

Net income decreased $163,000 to $88,000 for the quarter ended March 31, 2008 compared to the same period in 2007.  The annualized return on average assets decreased to 0.14% for the quarter ended March 31, 2008 from 0.38% for the same period in 2007.  The decrease in net income resulted from a decrease in net interest income, non-interest income, and an increase in non-interest expense during the comparative periods.  Total interest income decreased by $389,000 or 10.9% to $3.2 million for the quarter ended March 31, 2008 as compared to $3.6 million for the same quarter in 2007.  The decrease was primarily due to a decrease of $434,000 in income earned on interest earning deposits, and a decrease of $34,000 in income earned on federal funds sold, partially offset by an $128,000 increase in income earned on securities.  Interest income earned on interest earning deposits and federal funds sold decreased primarily due to lower average yields and lower average balances for the quarter ending March 31, 2008 when compared to the same period in 2007.  The lower average yield in 2008 reflects lower short-term interest rates as the Federal Reserve reduced the federal funds target rate 300bp since September 2007.

Index

Average interest earning assets were $237.5 million and $257.8 million during the comparative 2008 and 2007 quarters while the average yield was 5.37% and 5.55%, respectively.  The average balance for interest earning deposits for the three months ended March 31, 2008 was $17.9 million with an average yield of 2.93% compared to an average balance of $42.7 million with an average yield of 5.26% for the same quarter in 2007.  Average federal funds sold were $5.8 and $6.4 million during the comparative 2008 and 2007 quarters while the average yield was 3.51% and 5.28%, respectively.  The increase in the interest income earned on securities is due to both higher average yields and averages balances for the quarter ending March 31, 2008 when compared to the same quarter in 2007.  The average balance for securities for the three months ended March 31, 2008 was $76.9 million with an average yield of 4.73% compared to an average balance of $74.2 million with an average yield of 4.21% for the same quarter in 2007.

Total interest expense decreased $252,000 to $1.7 million at March 31, 2008 from $1.9 million at March 31, 2007.  The decrease in interest expense was due to lower average deposit balances as well as the decreased cost of deposits as the Federal Reserve started lowering short-term interest rates in the third quarter of 2007.  The average cost of deposits at March 31, 2008 was 2.97% as compared to 3.30% at March 31, 2007.  The average cost of interest-bearing liabilities decreased to 3.13% for the three months ended March 31, 2008 from 3.42% for the same period ended 2007.

Our net interest rate spread increased 12 basis points to 2.24% for the quarter ended March 31, 2008 from 2.12% for the same period in 2007, while our net interest margin decreased 1 basis point to 2.53% for the quarter ended March 31, 2008 from 2.54% for the same period in March 31, 2007.  The ratio of average interest-earning assets to average interest-bearing liabilities increased to 110.15% for the three months ended March 31, 2008 from 113.71% for the same period in 2007.

The Company did not record a provision for the three months ended March 31, 2008, and a $70,000 negative provision for the three months ended March 31, 2007.  Management reviewed the decrease in the Company’s non-performing loans since December 31, 2007 and risks imbedded in the loan portfolio at March 31, 2008 and concluded that no additional loss reserves were necessary at this time.  Should any unforeseen risks present themselves however, management may need to increase this provision in the future.  The negative provision made for the three months ended March 31, 2007 reflects a combination of loan loss recoveries, decline in loan balances and our review of losses inherent in our loan portfolio.  At March 31, 2008 and December 31, 2007, our allowance for loan losses was $1.5 million or 1.09% of total loans at March 31, 2008 and 1.15% of total loans at December 31, 2007.  Non-performing assets as a percentage of total assets was 0.22% at March 31, 2008 and 0.38% at December 31, 2007.

Non-interest income decreased $10,000 to $182,000 for the quarter ended March 31, 2008 from $192,000 for the comparable quarter in 2007.  The decrease in non-interest income was the result of a $4,000 decrease in insurance commissions, an $18,000 decrease in service charges on accounts, offset by a $12,000 increase in other non-interest income items.  The decrease in insurance commission income reflects lower sales of variable and fixed rate annuities.  The decrease in service charges on accounts was primarily due to a decrease in prepayment penalties collected for the comparable quarters.  Other non-interest income increased due to the cash surrender value earnings of the $3.0 million bank owned life insurance (“BOLI”) that was purchased in August 2007.

Non-interest expense increased by $71,000 or 4.7% to $1.6 million for the quarter ended March 31, 2008 compared to $1.5 million for the quarter ended March 31, 2007.  The increase in non-interest expense for the comparable quarters was primarily due to a $123,000 increase in changes in fair value of trading securities and a $16,000 increase in data processing costs, offset by a $56,000 decrease in compensation and employee benefits expense, and a $28,000 decrease in advertising and promotion expense during the quarter ended March 31, 2008 when compared to the same period in 2007.  The Company’s equity investments include investments in a mortgage mutual fund and common stock valued at $11.5 million and $28,000, respectively, as of March 31, 2008.  Subsequent to quarter end the Company sold 100% of its mutual fund investment and recorded a total realized loss of $191,600, of which $119,600 was included in the $123,000 unrealized loss

Index

recognized in the first quarter, and $72,000 will be recorded in the second quarter.  After the transaction the only investment currently remaining that will be valued using Statement 159 is the Company’s common stock investments.  Data processing costs increased $16,000 or 19.3% to $99,000 for the quarter ended March 31, 2008 compared to $83,000 for the same period last year.  The increase was primarily due to credits received during the quarter ended March 31, 2007 given in connection with the purchase of additional data services.  Advertising and promotion costs decreased $28,000 or 37.8% to $46,000 for the quarter ended March 31, 2008 compared to $74,000 for the same period last year.  The decrease was primarily due to a decrease in newspaper advertising.

Our federal and state taxes decreased $125,000 or 83.3% to $25,000 for the quarter ended March 31, 2008 from $150,000 during the same period of 2007.  Federal and state income tax expense as a percentage of income was 22.1% for the three months ended March 31, 2008 compared to 37.4% for the same period in 2007.  The decrease in federal and state taxes for the three months ended March 31, 2008 compared to the same period in the prior year is primarily the result of lower pre-tax income and the purchase of BOLI in August 2007.

LIQUIDITY

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities.  The Bank invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs.  At March 31, 2008, cash and cash equivalents totaled $23.7 million.  At March 31, 2008, the Bank had commitments to fund loans of $3.8 million, available lines of credit of $14.4 million, and standby letters of credit of $190,000.  At March 31, 2008, certificates of deposit represented 58.4% of total deposits.  The Bank has historically retained these deposit accounts.  In addition, the Bank has borrowing capacity for an additional $25.8 million from the FHLB without providing additional collateral.  The Bank considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term capital needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations.  The following table summarizes the Bank's regulatory capital requirements versus actual capital as of March 31, 2008:

(Dollars in thousands)	Actual Amount	Required %	Excess Amount	%	Amount	%

Core capital (to adjusted total assets)	$26,773	10.4%	$10,317	4.0%	$16,456	6.4%
Risk-based capital to (risk-weighted assets)	28,114	22.5	10,013	8.0	18,101	14.5

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

Index

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

In past years, many savings associations have measured interest rate sensitivity by computing the "gap" between the assets and liabilities that are expected to mature or reprice within certain time periods based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the Office of Thrift Supervision.  However, the Office of Thrift Supervision now requires the computation of amounts by which the net present value of an institution's cash flow from assets, liabilities, and off-balance-sheet items (the institution's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates.  The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value.  The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value.  The Office of Thrift Supervision model estimates the economic value of each type of asset, liability, and off-balance-sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 50 or 100 basis point increments.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 7% to 8% would mean, for example, a 100 basis point increase in the "Change in Interest Rates" column below.  The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

The following table sets forth as of December 31, 2007 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  The Company anticipates that the March 31, 2008 Net Portfolio Value will be similar to the December 31, 2007 table shown below.

				NPV as % of Portfolio Value of Assets
Change in Interest Rates in Basis Points (Rate Shock)	Amount	Net Portfolio Value $ Change	% Change	NPV Ratio	Basis Point Change
(Dollars in thousands)

300	30,681	(6,290)	(17)%	12.37%	(201)
200	33,105	(3,866)	(10)	13.17	(121)
100	35,292	(1,679)	(5)	13.87	(51)
50	36,241	(730)	(2)	14.16	(22)
Static	36,971	-	-	14.38	-
-50	37,419	448	1	14.50	12
-100	37,696	725	2	14.56	18
-200	37,588	617	2	14.46	8

Index

The table above indicates that at December 31, 2007, in the event of a 200 basis point increase in interest rates, we would experience a 10% decrease in net portfolio value.  A 200 basis point decrease in interest rate would result in a 2% increase in net portfolio value.  All model outputs associated with the -300 basis point scenarios are not applicable because of the low prevailing interest rate environment.

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

ITEM 3.	QUAULITATIVE AND QUALILATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is set forth under ITEM 2: “Managements Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk.

ITEM 4T.	CONTROLS AND PROCEDURES

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

ITEM 1A.	RISK FACTORS

There have been no changes in the risk factors previously disclosed in the Company’s Form 10-K.

Index

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company's second repurchase plan was announced on May 18, 2004 and allows for the repurchase of 117,000 shares of the Company's stock, which represented approximately 5% of the Company's outstanding shares.  Increases to the Company's second repurchase plan were announced on March 22, 2005, October 18, 2005, August 21, 2007 and February 26, 2008.  They allow for the purchase of an additional 100,000, 50,000, 50,000 and 50,000 shares respectively, to be added to the current stock repurchase program.

Issuer purchases of equity securities during the prior three months:

	Total number shares purchased	Average price paid per share	Total number of shares purchased under publicly announced plan	Maximum number of shares that may be purchased under the repurchase plan

January 1 – January 31	-	$-	305,618	367,000
February 1 – February 29	-	-	305,618	367,000
March 1 – March 31	-	-	305,618	367,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

(a)	None
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

AJS BANCORP, INC.

Date: May 9, 2008	/s/ Thomas R. Butkus
Thomas R. Butkus
Chief Executive Officer and Chairman of the Board

Date: May 9, 2008	/s/ Lyn G. Rupich
Lyn G. Rupich
President and Chief Operating Officer