Form 10-Q
period 2008-06-30
AJS BANCORP INC
filed 2008-08-12
CIK 1144515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)      Yes ☐     No ☒

As of August 3, 2008 there were 2,030,545 shares of the issuer’s common stock issued and outstanding

AJS BANCORP, INC.

Form 10-Q Quarterly Report

Index

ITEM 1.  FINANCIAL STATEMENTS

AJS Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands of dollars, except share data)
(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents
Cash and due from banks (interest-earning: 2008 -
$10,775; 2007 - $3,625)	$17,074	$18,296
Federal funds sold	58	77
Total cash and cash equivalents	17,132	18,373

Certificates of deposit	6,997	2,997
Trading securities	32	-
Securities available-for-sale	76,912	81,322
Securities held-to-maturity	54	125
Loans, net	133,057	132,966
Federal Home Loan Bank stock, at cost	2,450	2,450
Premises and equipment	4,307	4,282
Bank owned life insurance	3,128	3,054
Accrued interest receivable	1,111	1,061
Other assets	1,928	1,719

Total assets	$247,108	$248,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$179,722	$190,534
Federal Home Loan Bank advances	32,575	23,350
Advance payments by borrowers for taxes and insurance	1,720	1,551
Accrued interest payable and other liabilities	4,597	4,986
Total liabilities	218,614	220,421

Stockholders’ equity
Preferred stock, $.01 par value, 20,000,000 shares authorized;
none issued	-	-
Common stock, $.01 par value, 50,000,000 shares authorized;
2,444,521 shares issued at June 30, 2008 and December 31, 2007	24	24
Additional paid in capital	11,618	11,079
Treasury stock (413,976 shares at June 30, 2008; 407,649
shares at December 31, 2007)	(9,724)	(9,598)
Retained earnings	26,693	26,543
Accumulated other comprehensive loss	(117)	(120)
Total stockholders’ equity	28,494	27,928

Total liabilities and stockholders’ equity	$247,108	$248,349

See notes to consolidated financial statements.

Index

AJS Bancorp, Inc.
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
	2008	2007	2008	2007
Interest and dividend income
Loans	$2,041	$2,069	$4,139	$4,216
Securities	863	958	1,772	1,739
Interest-earning deposits and other	153	455	284	1,020
Federal funds sold	1	44	52	129
Total interest income	3,058	3,526	6,247	7,104

Interest expense
Deposits	1,154	1,673	2,538	3,313
Federal Home Loan Bank
advances and other	346	287	650	587
Total interest expense	1,500	1,960	3,188	3,900

Net interest income	1,558	1,566	3,059	3,204
Provision (reduction) for loan losses	(40)	(1)	(40)	(71)

Net interest income after provision for
loan losses	1,598	1,567	3,099	3,275

Noninterest income
Service fees	108	119	215	244
Insurance commissions	14	5	31	26
Other	73	44	131	90
Total noninterest income	195	168	377	360

Noninterest expense
Compensation and employee benefits	775	794	1,575	1,650
Occupancy expense	212	204	431	405
Data processing expense	90	85	189	168
Advertising and promotion	85	61	131	135
Changes in fair value of trading securities	(122)	-	(1)	-
Loss on sale of mutual fund	192	-	192	-
Other	270	343	555	628
Total noninterest expense	1,502	1,487	3,072	2,986

Income before income taxes	291	248	404	649

Income taxes	99	89	124	239

Net income	$192	$159	$280	$410

Earnings per share
Basic	$0.09	$0.08	$0.14	$0.19
Diluted	0.09	0.07	0.14	0.19
Weighted average shares - Diluted	2,041,063	2,140,505	2,044,893	2,144,008

Comprehensive income (loss)	$(342)	$(338)	$329	$22

See notes to consolidated financial statements.

Index

AJS Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)
	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities
Net income	$280	$410
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	123	120
Provision for loan losses	(40)	(71)
Deferred income taxes	(217)	(90)
Net amortization of securities	3	(9)
Stock award compensation expense	70	125
Stock option compensation expense	29	29
Earnings on bank owned life insurance	(74)	-
Dividend reinvestments	(154)	(284)
Proceeds from the sale of mutual fund	192	-
Changes in
Fair value of trading securities	(1)	-
Accrued interest receivable and other assets	107	126
Accrued interest payable and other liabilities	51	16
Net cash from operating activities	369	372

Cash flows from investing activities
Trading Securities
Redemption	44	-
Proceeds from the sale of mutual fund	11,400	-
Securities available-for-sale
Purchases	(26,510)	(29,311)
Maturities and principal payments	19,483	10,603
Securities held-to-maturity
Maturities and principal payments	71	73
Net change in certificates of deposit	(4,000)	1,494
Net change in loans	(230)	6,457
Purchase of equipment	(148)	(61)
Net cash from (used in) investing activities	110	(10,745)

Cash from financing activities
Net change in deposits	(10,812)	(84)
Net change in advance payments by borrowers for taxes and insurance	169	29
Net change in Federal Home Loan Bank advances	9,225	(3,400)
Dividends paid	(176)	(194)
Purchase of treasury stock	(126)	(349)
Net cash from (used in) financing activities	(1,720)	(3,998)

Net change in cash and cash equivalents	(1,241)	(14,371)
Cash and cash equivalents at beginning of period	18,373	43,848

Cash and cash equivalents at end of period	$17,132	$29,477

Supplemental disclosures of cash flow information
Other real estate acquired in settlement of loans	179	182

Supplemental non-cash disclosures:
Securities transferred from available for sale to trading upon adoption
of Statement 159	$11,513	$-

See notes to consolidated financial statements.

Index

AJS Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Six months ended June 30, 2008 and 2007
(in thousands of dollars)
(unaudited)
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2006	$24	$10,428	$(7,256)	$26,368	$(815)	$28,749
Purchase of 13,987 shares of treasury stock	-	-	(349)	-	-	(349)
ESOP put option	-	332	-	-	-	332
Stock awards earned	-	125	-	-	-	125
Stock options compensation	-	29	-	-	-	29
Cash dividend ($0.22 per share)	-	-	-	(194)	-	(194)
Comprehensive loss:
Net income	-	-	-	410	-	410
Change in unrealized loss on securities
available for sale, net of taxes	-	-	-	-	(388)	(388)
Total comprehensive income						22

Balance at June 30, 2007	$24	$10,914	$(7,605)	$26,584	$(1,203)	$28,714

(Continued)

Index

AJS Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Six months ended June 30, 2008 and 2007
(in thousands of dollars)
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2007	$24	$11,079	$(9,598)	$26,543	$(120)	$27,928
Purchase of 6,327 shares of treasury stock	-	-	(126)	-	-	(126)
ESOP put option	-	440	-	-	-	440
Stock awards earned	-	70	-	-	-	70
Stock options compensation	-	29	-	-	-	29
Adjustment to initially apply Statement 159 net of tax				46	(46)	-
Cash dividend ($0.22 per share)	-		-	(176)	-	(176)
Comprehensive loss:
Net income	-		-	280	-	280
Change in unrealized loss on securities
available for sale, net of taxes	-		-	-	49	49
Total comprehensive income						329

Balance at June 30, 2008	$24	$11,618	$(9,724)	$26,693	$(117)	$28,494

See notes to consolidated financial statements.

Index

AJS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

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

Note 2 - Earnings Per Share

Basic earnings per share for the three and six months ended June 30, 2008 and 2007 were computed by dividing net income by the weighted average number of shares outstanding.  Diluted earnings per share for the three and six months ended June 30, 2008 and 2007 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards.  Computations for basic and diluted earnings per share are provided below.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands, except		(in thousands, except
	per share data)		per share data)
Basic
Net income	$192	$159	$280	$410
Weighted average common shares
outstanding	2,035	2,117	2,034	2,119

Basic earnings per common share	$0.09	$0.08	$0.14	$0.19

Index

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands, except		(in thousands, except
	per share data)		per share data)
Diluted
Net income	$192	$159	$280	$410
Weighted average common shares
outstanding	2,035	2,117	2,034	2,119
Dilutive effect of stock awards	-	2	1	2
Dilutive effect of stock options	6	22	10	23

Diluted average common shares	2,041	2,141	2,045	2,144

Diluted earnings per common share	$0.09	$0.07	$0.14	$0.19

There were 1,200 shares that were anti-dilutive for the period ended June 30, 2008 and no shares that were anti-dilutive for the period ended June 30, 2007.

Note 3 - Stock Plans and Stock Based Compensation

At June 30, 2008, the Company had a stock option plan and a recognition and retention plan.

Under the stock option plan, certain key employees are granted options to purchase shares of the Company’s common stock at fair value at the date of the grant.  All stock options have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted.  The Company adopted the stock plan in May 2003 under the terms of which options for 114,685 shares of the Company's common stock were granted to directors, officers, and employees.  The options became exercisable in equal installments over a five-year period from the date of grant, and they expire ten years from the date of grant.  All options granted are fully vested as of June 30, 2008.

All share-based payments to employees, including grants of employee stock options, are recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values.

During the six months ended June 30, 2008 and 2007 there were no options granted, exercised or forfeited.  At June 30, 2008 there are 100,485 fully vested options outstanding at a weighted average exercise price of $18.81.

	2008	2007

Options exercisable at end of period	100,485	82,148
Intrinsic value of options outstanding	$-	$637,000
Intrinsic value of options exercisable	$-	$517,000
Average remaining option term	5.0 years	6.0 years

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below.  Expected volatilities are based on historical volatilities of the Company’s common stock.  The Company uses historical data to estimate option exercise and post-vesting termination behavior.  (Employee and management options are tracked separately.)  The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable.  Estimated forfeitures are based on historical forfeiture rates of approximately 4.7%. The risk-

Index

free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.  The market price of the Company’s stock was below the strike price of the options granted, therefore the intrinsic value of the options outstanding and exercisable was zero.  The Company recorded $29,000 in stock compensation expense during each of the six months ended June 30, 2008 and 2007 to salaries and employee benefits.

Pursuant to its 2003 stock-based incentive plan, the Company awarded 58,971 shares of restricted stock in May 2003.  These shares are fully vested at June 30, 2008.  Compensation expense for restricted stock awards totaled $70,000 for the six months ended June 30, 2008 and $125,000 for the same period in 2007.  Compensation expense for restricted stock awards is reporting net of forfeitures.  We estimate our forfeiture rate of the restricted stock awards to be 3.0%.  During the six months ended June 30, 2008 and 2007 there were no RRP granted or forfeited.

Note 4 – New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of adoption was not material.  Applicable disclosures are presented in these interim consolidated financial statements.

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

Note 5 – Fair Value

Fair Value Option

The Company elected the fair value option for its equity investment securities due to concerns regarding the other than temporary impairment of a significant portion of those investments.  During the fourth quarter of 2007, the Company recorded a $244,000 charge to other non-interest expense due to the other than temporary impairment of a mutual fund as of December 31, 2007.   The Company recorded the impairment due to an inability to definitively forecast a recovery within a reasonable time period.  Upon adoption of Statement 159, no changes to the carrying value of elected securities were recorded as securities were carried at fair value at December 31, 2007.  The Company recorded a stockholders’ equity reclassification adjustment of $46,000 from accumulated other comprehensive loss to retained earnings.  The net balance sheet impact upon adoption was $0.

Upon adoption of Statement 159, mortgage mutual fund and stock investment securities of $11.4 million and $76,000 were reclassified from securities available-for-sale to trading securities.  During the quarter ended

Index

June 30, 2008 the Company sold 100% of its mutual fund investment, with changes in fair value recognized through earnings during 2008.  During the first of quarter of 2008 the change in fair value of trading securities was an unrealized loss of $123,000.  During the second quarter the Company sold the mutual fund at a total realized loss of $192,000.  Changes in fair value recognized during the first quarter of 2008 were reversed upon recognition of the sale during the second quarter of 2008. The Company also has an equity trading security investment that has an unrealized gain of $1,000 for the six month period ending June 30, 2008.  Prior to adoption, these securities were carried at fair value and the mortgage mutual fund and stock investment had $0 and $76,000, respectively, of pre-tax unrealized gains and $0 and $46,000, respectively, of after-tax unrealized gains included in accumulated other comprehensive income.  Upon adoption of Statement 159 $46,000 was reclassified from other comprehensive income to retained earnings.

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

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans.  Collateral is primarily real estate and its fair value is generally determined based on real estate appraisals or other evaluations by qualified professionals. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Index

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2008 Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities	32	32	-	-
Available for sale securities	76,912	-	76,912	-
The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:
Impaired loans	3,138		3,138	-

The following represents loan-related impairment charges (and credits) recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3.1 million and $3.7 million at June 30, 2008 and December 31, 2007.  Carrying balances at June 30, 2008 and December 31, 2007 reflect previously recorded charge-offs of $347,000 and $297,000.  During the three months and six months ended June 30, 2008, the Company has recorded charge-offs of $20,000 and $50,000, respectively, on impaired loans.  Impaired loans included one credit relationship with a carrying value of $2.5 million, which reflects a charge-off of $197,000, at both June 30, 2008 and December 31, 2007, that was current as of June 30, 2008 and December 31, 2007.  The loan was impaired due to increased vacancies and weaknesses in cash flow.  Impaired loans have no allowance for loan loss allocations at June 30, 2008 or December 31, 2007.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT  OF 1995

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 as amended and is including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse affect on the operations and future prospects of the Company and its wholly owned subsidiary include, but are not limited to, changes in:  interest rates; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; and accounting principles, policies, and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

Index

The following discussion compares the financial condition of the Company at June 30, 2008 to its financial condition at December 31, 2007 and the results of operations for the three- and six-month periods ended June 30, 2008 to the same periods in 2007.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at June 30, 2008 were $247.1 million compared to $248.3 million at December 31, 2007, a decrease of $1.2 million, or 0.5%.  The decrease in total assets reflects decreases in cash and cash equivalents and securities, partially offset by an increase in certificates of deposit at other financial institutions and other assets.  Loans receivable remained fairly stable for the comparable periods.  There was a decrease of $1.3 million or 6.8% in cash and cash equivalents to $17.1 million at June 30, 2008 from $18.4 million at December 31, 2007.  Certificates of deposit at other financial institutions increased $4.0 million or 133.5% to $7.0 million at June 30, 2008 compared to $3.0 million at December 31, 2007.  The increase was due to purchases of certificates of deposit in $100,000 increments at other financial institutions.

Securities decreased $4.5 million or 5.5% to $77.0 million at June 30, 2008 compared to $81.5 million at December 31, 2007.  The decrease in securities was primarily due to the sale of $11.4 million in a mortgage mutual fund in April 2008 and maturities, calls, and principal repayments of fixed-rate government sponsored notes, bonds and mortgage-backed securities, offset by purchases of $26.5 million of mortgage-backed securities and fixed-rate government sponsored notes and bonds.  The Company elected the fair value option for its marketable equity investments as of January 1, 2008, the effective date for Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities standard.  Subsequent to the election, the Company sold 100% of its mutual fund investment and recorded a total realized loss of $192,000, of which $120,000 was recorded in the first quarter of 2008, and $72,000 was recorded in the second quarter of 2008 as a fair value adjustment.  The Company’s common stock investment, which had a $1,000 increase in fair value for the three months ended June 30, 2008, is the only asset currently remaining that will be carried as a trading security.  The Company purchased $22.5 million in Federal National Mortgage Association and Federal Home Loan Mortgage Corporation mortgage-backed securities (“MBS”) and $4.0 million in callable government sponsored notes and bonds.  The MBS securities purchased were well seasoned securities or securities with maturities of fifteen years or less.  We do not believe any individual unrealized losses as of June 30, 2008 represent other-than-temporary impairment based on the following factors:

Unrealized losses have been the result of the current rate environment and not a deterioration of credit quality of the issuer.  No holdings have been downgraded below investment grade by any of the rating agencies.

We have no knowledge that any of our direct investments consists of sub prime loans.

The Company has both the intent and ability to hold each of the securities for the time necessary to recover its amortized cost.

Other assets increased $209,000 or 12.2% to $1.9 million at June 30, 2008 from $1.7 million at December 31, 2007.  The increase in other assets was primarily due to an increase in other real estate owned. Other real estate owned increased to $179,000 at June 30, 2008.  The Company had no other real estate owned at December 31, 2007.

The allowance for loan losses was $1.4 million at June 30, 2008 and $1.5 million at December 31, 2007.  This represents a ratio of allowance for loan losses to gross loans receivable of 1.04% at June 30, 2008 and 1.15% at December 31, 2007.  The allowance for loan loss reserve ratio decreased during the quarter consistent with a corresponding decrease in non-performing loans, as well as a declining trend in charge-off experience.  The Company had non-performing assets of $620,000 at June 30, 2008 and $934,000 at December 31, 2007.   The Company had five non-performing loans and one other real estate owned property as of June 30, 2008 and

Index

ten non-performing loans as of December 31, 2007.  Of the ten loan relationships that were non-performing at December 31, 2007, two are still non-performing, four are less than 90 days past due, two are current, one paid off and one was sold.  The Company had no other real estate owned properties as of December 31, 2007.  The allowance for loan losses to non-performing loans was 225.65% at June 30, 2008 compared to 164.78% at December 31, 2007.  Non-performing assets as a percentage of total assets were 0.25% at June 30, 2008 and 0.38% at December 31, 2007.

Total liabilities decreased $1.8 million or 0.8% to $218.6 million from $220.4 million due to a $10.8 million or 5.7% decrease in deposit balances at June 30, 2008 compared to December 31, 2007.  Federal Home Loan Bank (“FHLB”) advances increased $9.2 million or 39.5% to $32.6 million at June 30, 2008 compared to $23.4 million at December 31, 2007.  These advances were primarily used to fund the purchase of MBS at an attractive interest rate spread above the corresponding advances.  The Company borrowed $13.8 million from the FHLB during the six months ended June 30, 2008.  The borrowings have maturities from two to five years.

Total stockholders’ equity increased $566,000 to $28.5 million at June 30, 2008 from $27.9 million at December 31, 2007.  The increase was primarily due to a $440,000 decrease in the ESOP put option liability explained below, and net income of $280,000 for the six months ended June 30, 2008, partially offset by dividends paid and common stock repurchased during the six months ended June 30, 2008.  The Internal Revenue Service ("IRS") has determined that any security traded on the bulletin board or pink sheets does not have a sufficiently active market to support the trading necessary should an employee wish to sell their Company stock they received as a part of the ESOP.  Therefore, the Company has a contingent liability offset by an entry to additional paid in capital in an amount equal to the market value of the vested portion of the ESOP at December 31, 2007 as a result of the obligation the Company has to repurchase the stock should the employee decide to sell it and there were no buyers available on the open market (referred to as “ESOP put option”).  The ESOP put option liability decreased $440,000 during the six month ended June 30, 2008 to $1.4 million from $1.8 million at December 31, 2007 reflecting the decrease in the market value of the vested portion of the common stock held in the ESOP.  The increases were offset by dividends paid of $176,000 and common stock repurchases totaling $126,000 for the purchase of 6,327 shares that took place during the six months ended June 30, 2008.  The Board of Directors has authorized the repurchase of 367,000 shares of the Company’s stock, and has 58,214 shares remaining to be repurchased under the current repurchase plan.  Repurchased shares are classified as treasury shares, but are not considered outstanding and are not included when calculating earnings per share or book value information.

The Company paid quarterly dividends of $0.11 cents per share each on February 22, 2008 and May 23, 2008 to stockholders of record as of February 8, 2008 and May 9, 2008, respectively.  In addition, the Company’s Board of Directors announced that it has declared a one-time only special dividend of $0.50 cents per share payable on August 19, 2008 to stockholders of record on August 4, 2008, and a third quarter dividend of $0.11 cents per share payable on August 22, 2008, to stockholders of record on August 8, 2008.  AJS Bancorp, MHC (the “MHC”) waived 100% of the February and May dividends and, subject to Office of Thrift Supervision approval, intends to waive 100% of the August special and regular dividends .  As of June 30, 2008, the Company held cash totaling $17.1 million.  At June 30, 2008 the Bank’s tier 1 capital as well as its tangible capital ratio was 10.9%, and its risk-based capital ratio was 23.3%.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

Net income increased $33,000 to $192,000 for the quarter ended June 30, 2008 compared to $159,000 for the same period in 2007.  The return on average assets increased to 0.31% for the quarter ended June 30, 2008 from 0.24% for the same period in 2007.  The increase was due to an increase in negative provisions for loan losses and an increase in non-interest income, partially offset by an increase in non-interest expense.

Total interest income decreased by $468,000 or 13.3% to $3.1 million for the quarter ended June 30, 2008 as compared to $3.5 million for the same quarter in 2007.  The lower interest income was due to decreases in all

Index

interest income earned categories including loans, securities, interest earning deposits and federal funds sold.  The largest percentage decreases occurred in interest earning deposits and federal funds sold.  Interest income earned on interest earning deposits decreased $302,000 or 66.4% for the comparable quarter, while income earned on federal funds sold decreased $43,000 or 97.7% for the comparable period.  Interest income earned on interest earning deposits decreased due to decreases in both the average asset balances as well as decreases in the average yield earned on the respective assets for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  The average balances for interest earning deposits and federal funds sold decreased to $26.3 million and $239,000 respectively, for the three months ended June 30, 2008 while the average balance for interest earning deposits and federal funds sold was $34.8 million and $3.5 million, respectively for the same period last year.  The average yield decreased to 2.32% on interest earning deposits and 1.67% on federal funds sold while for the same quarter last year the average yield was 5.23% on interest earning deposits and 5.05% on federal funds sold.  The average balance for loans for the three months ended June 30, 2008 was $136.1 million with an average yield of 6.00% compared to an average balance of $133.1 million with an average yield of 6.22% for the same quarter in 2007.  The average securities balance for the three months ended June 30, 2008 was $73.7 million with an average yield of 4.68% while for the comparable quarter in 2007 the average loan balances were $84.5 million with an average yield of 4.53%.

Total interest expense decreased $460,000 to $1.5 million at June 30, 2008 from $2.0 million at June 30, 2007.  The decrease in interest expense was primarily due to decreased average deposit balances as well as a lower cost of deposits partially offset by an increase in average “FHLB” advances.  Average deposit balances were $180.5 million and $199.4 million, respectively, for the quarters ended June 30, 2008 and 2007.  The average cost of deposits at June 30, 2008 was 2.55% as compared to 3.35% at June 30, 2007.  The decrease in the cost of deposits was primarily due to falling short-term interest rates.  Interest expense on FHLB advances increased by $59,000 or 20.6% to $346,000 for the quarter ended June 30, 2008 from $287,000 for the same quarter in 2007.  This was due to an increase in the average FHLB advance balances for the quarter ended June 30, 2008 compared to the same quarter in 2007.  The average FHLB advance balance was $33.6 million and the average cost was 4.12% for the quarter ended June 30, 2008 compared to an average balance of $25.7 million and an average cost of 4.47% for the same quarter in 2007.  The average cost of interest-bearing liabilities decreased to 2.80% for the three months ended June 30, 2008 from 3.48% for the same period ended 2007.

The decrease in net interest income primarily reflects an increase in the cost of FHLB advances due to an increase in the average outstanding FHLB borrowings for the comparable periods, as well as the Company’s average balances of interest-earnings assets decreasing more rapidly than the Company’s average balances in interest-bearing liabilities.  The Company’s average interest-earning assets shrunk to $236.4 million earning an average yield of 5.17% for the three months ended June 30, 2008 compared to average interest-earnings assets of $255.9 million at an average yield of 5.51% for the same period in 2007.  The Company’s average interest-bearing liabilities shrunk to $214.0 million at a cost of 2.80% for the three months ended June 30, 2008 compared to average interest-bearing liabilities of $225.1 million at a cost of 3.48% for the same period in 2007.  The lower yield on interest-earning assets and lower cost of interest-bearing liabilities is primarily due to lower short-term interest rates, which fell 225 basis points since December 31, 2007.  Our net interest rate spread increased 34 basis points to 2.37% from 2.03% while our net interest margin increased 19 basis points to 2.64% from 2.45%.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 110.44% for the three months ended June 30, 2008 from 113.66% for the same period in 2007.

There was a $40,000 negative provision for loan losses for the three months ended June 30, 2008 and a $1,000 negative provision for loan losses for the three months ended June 30, 2007.  There was $40,000 in loan loss recoveries during the three months ended June 30, 2008.  Loan provisions made are to maintain the allowance at a level to reflect management’s estimates of losses inherent in our loan portfolio.  At June 30, 2008 we had $620,000 in non-performing loans, compared with $934,000 at December 31, 2007.   Should any unforeseen risks present themselves however, management may need to increase this provision in the future.

Index

Non-interest income increased $27,000 or 16.1% to $195,000 for the quarter ended June 30, 2008 compared to $168,000 for the same quarter in 2007.  Insurance commissions increased $9,000 to $14,000 for the quarter ended June 30, 2008 compared to $5,000 for the quarter ended June 30, 2007.  Insurance commissions increased primarily due to an increase in the sale of fixed and variable rate annuities during the quarter ended June 30, 2008 when compared to the same period in 2007.  Other non-interest income increased $29,000 or 65.9% to $73,000 for the quarter ended June 30, 2008 compared to $44,000 for the comparable period in 2007.  The increase was primarily due an increase in the cash surrender value of the Company’s BOLI, offset by a decrease in rental income earned.  The cash surrender value of the Company’s BOLI increased $40,000 during the quarter ended June 30, 2008 while the rental income decreased $13,000 during the quarter ended June 30, 2008, when compared to the same period in 2007. The Company purchased $3.0 million of BOLI in August of 2007.  Rental income decreased due to increased vacancies in the rental units located at our 80th Avenue facility.  Service charges on deposit accounts decreased $11,000 or 9.2% to $108,000 for the quarter ended June 30, 2008 compared to $119,000 for the comparable quarter in 2007.  The decrease in service charges on accounts is primarily due to a decrease in fee income resulting from a reduction in the number of demand deposit accounts.

Non-interest expense increased by $15,000 to $1.5 million for the comparative three months ended June 30, 2008 and June 30, 2007.   As discussed in detail in the securities paragraph in the balance sheet data above, the increase in other non-interest expense items is primarily due to a $192,000 loss realized in conjunction with the sale of trading securities in April 2008.  Additionally, advertising and promotion costs increased $24,000 or 39.3% to $85,000 for the quarter ended June 30, 2008 compared to $61,000 for the same period in 2007.  Advertising and promotion costs increased for the comparable periods due to lower advertising costs during the quarter ended June 30, 2007.  Salaries and employee benefits decreased $19,000 or 2.4% to $775,000 for the quarter ended June 30, 2008 compared to $794,000 for the same period in 2007.  Salaries and employee benefits decreased primarily due to a reduction in the cost of the Company’s RRP.  The RRP plan was fully vested on May 21, 2008 and therefore, the cost associated with the RRP is lower during the three months ended June 30, 2008 than the comparable period last year.  The average monthly cost through May 21, 2008 to fund the RRP plan was $16,000.  On a going forward basis the Company will not incur any compensation expense associated with the fully vested RRP awards, and there are presently no plans to grant additional RRP awards.

Our federal and state taxes increased $10,000 to $99,000 for the quarter ended June 30, 2008 from $89,000 during the same period of 2007.  This is primarily due to higher pre-tax income during the three months ended June 30, 2008 compared to the same period in 2007.  Federal and state income tax expense as a percentage of income was 34.0% for the three months ended June 30, 2008 compared to 35.9% for the same period in 2007.  The decrease in the percentage of federal and state taxes for the three months ended June 30, 2008 compared to the same period in the prior year is primarily the result of the purchase of BOLI in August 2007.  The earnings recorded on BOLI are federal and state tax exempt.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

Net income decreased by $130,000 or 31.7% to $280,000 for the six months ended June 30, 2008, compared to net income of $410,000 for the same period in 2007.  The Company’s return on average assets decreased to 0.22% for the six months ended June 30, 2008 from 0.31% for the comparable period in 2007.  The decrease in net income resulted from a decrease in net interest income and $192,000 loss realized in conjunction with the sale of trading securities in April 2008 explained in detail in the securities paragraph above.

Net interest income decreased by $145,000 or 4.5% to $3.1 million for the six months ended June 30, 2008 from $3.2 million for the same period in 2007.  The decrease in net interest income reflects the Company’s average balances of interest-earnings assets decreasing more rapidly than the Company’s average balances in interest-bearing liabilities, as well as the increased cost of FHLB borrowings due to the increase in the average balances of FHLB advances.  Average interest earning assets were $236.4 million and $256.8 million during the comparative 2008 and 2007 six-month periods while the average yield was 5.28% and 5.53%,

Index

respectively.  Average interest earning liabilities were $214.7 million and $225.9 million during the comparative 2008 and 2007 six-month periods while the average cost was 2.97% and 3.45%, respectively Average FHLB advances were $31.3 million at a rate of 4.16% for the six months ended June 30, 2008 compared to average FHLB advance balances of $26.9 million at a rate of 4.37% for the same period in 2007.  Our net interest rate spread increased 23 basis points to 2.31% from 2.08% while our net interest margin increased 9 basis points to 2.59% from 2.50%.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 110.14% for the six months ended June 30, 2008 from 113.69% for the same period in 2007.  The decrease in the yields and costs of the Company’s interest-earning assets and interest-bearing liabilities is primarily due to lower short-term interest during the six months ended June 30, 2008.

There was a negative provision for loan losses of $40,000 for the six months ended June 30, 2008 compared to a $71,000 negative loan loss provision for the six months ended June 30, 2007.  There was $40,000 in loan losses recoveries during the six months ended June 30, 2008 and $21,000 in loan loss recoveries and $50,000 in negative provisions during the six months ended June 30, 2007.  Any loan loss provisions made are to maintain the allowance to reflect management’s estimate of losses inherent in our loan portfolio.  Management concluded that no additional provisions were necessary during the six months ended June 30, 2008 or 2007.  Management’s evaluation of the losses inherent in our loan portfolio reflected a decreased risk of loss in the loan portfolio, resulting in management’s decision to reduce the allowance for loan losses for the six months ended June 30, 2007.

Non-interest income increased $17,000 or 4.7% to $377,000 for the six months ended June 30, 2008 from $360,000 for the comparable period in 2007.  The increase was primarily the result of increases in insurance commission income and other non-interest income, offset by a decrease in service charges on accounts for the six months ended June 30, 2008 when compared to the six months ended June 30, 2007.  Other non-interest income increased $41,000 or 45.6% to $131,000 for the six months ended June 30, 2008 compared to $90,000 for the six months ended June 30, 2007.  The increase in other non-interest income was primarily due to an increase in the cash surrender value of the Company’s BOLI, offset by a decrease in rental income earned.  The Company purchased $3.0 million of BOLI in August of 2007.  Rental income decreased due to increased vacancies in the rental units located at our 80th Avenue facility.  Service charges on accounts decreased $29,000 or 11.9% to $215,000 for the six months ended June 30, 2008 compared to $244,000 for the same period in 2007.  The decrease in service charges on accounts was primarily due to a $13,000 decrease in prepayment penalties collected and a $17,000 decrease in service fees collected on checking accounts during the comparable periods ended June 30, 2008 and 2007.  Service fees collected decreased due to a decrease in the number of demand deposit accounts the Company had at June 30, 2008 compared to June 30, 2007.  There were 4,336 demand deposit accounts as of June 30, 2008 and 4,511 demand deposit accounts as of June 30, 2007.

Non-interest expense increased $86,000 to $3.1 million for the six-month period ended June 30, 2008 from $3.0 million for the comparable period in 2007.  The increase was primarily due to a $192,000 loss realized in conjunction with the sale of trading securities in April 2008, as well as, an increase in data processing costs offset by a decrease in salaries and employee benefit costs for the six months ended June 30, 2008 compared to the same period in 2007.  Data processing costs increased $21,000 or 12.5% to $189,000 for the six months ended June 30, 2008 compared to $168,000 for the same period in 2007.  The increase in the comparable periods was primarily due to credits received during the quarter ended March 31, 2007 given in conjunction with negotiations on additional data services purchased.  Other non-interest expense items increased $118,000 or 18.8% to $746,000 for the six months ended June 30, 2008 compared to $628,000 for the six months ended June 30, 2007.  The increase in other non-interest expense items is primarily due to a $192,000 loss realized in conjunction with the sale of trading securities in April 2008.  The loss on the sale of trading securities was offset by decreases in postage costs and professional fees. Salaries and employee benefits decreased primarily due to a reduction in the cost of the Company’s RRP as well as a reduction in the number of full time equivalent employees for the comparable periods.  The RRP plan was fully vested on May 21, 2008 and therefore, the cost associated with the RRP was lower during the six months ended June

Index

30, 2008 than the comparable period last year.  The average monthly cost through May 21, 2008 to fund the RRP plan was $16,000.

Our federal and state taxes decreased $115,000 to $124,000 for the six months ended June 30, 2008 from $239,000 in the same period of 2007.  This is primarily the result of lower pre-tax income that occurred during the six months ended June 30, 2008 as well as the purchase of BOLI in August 2007.  The earnings recorded on BOLI are federal and state tax exempt.  Federal and state income tax expense as a percentage of income was 30.7% for the six months ended June 30, 2008 compared to 36.8% for the same period in 2007.

LIQUIDITY

The Bank is required to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities.  The Bank invests excess funds in overnight deposits and other short-term interest-earning assets to provide liquidity to meet these needs.  At June 30, 2008, cash and cash equivalents totaled $17.1 million.  At June 30, 2008, the Bank had commitments to fund loans of $3.7 million, available lines of credit of $14.2 million, and standby letters of credit of $190,000.  At June 30, 2008, certificates of deposit represented 60.7% of total deposits.  The Bank has historically retained the majority of these deposit accounts.  In addition, the Bank has borrowing capacity for an additional $28.5 million from the FHLB without providing additional collateral.  The Bank considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations.  The following table summarizes the Bank’s regulatory capital requirements versus actual capital as of June 30, 2008:

	Actual		Required		Excess
(Dollars in thousands)	Amount	%	Amount	%	Amount	%

Core capital
(to adjusted total assets)	$26,980	10.9%	$9,904	4.0%	$17,076	6.9%
Risk-based capital
to (risk-weighted assets)	28,211	23.4%	9,696	8.0%	18,515	15.4%

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

Index

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

The following table sets forth as of March 31, 2008 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  The Company anticipates that the June 30, 2008 Net Portfolio Value will be similar to the March 31, 2008 table shown below.

Change in				NPV as % of
Interest Rates				Portfolio Value of Assets
in Basis Points	Net Portfolio Value			NPV	Basis Point
(Rate Shock)	Amount	$ Change	% Change	Ratio	Change
	(Dollars in thousands)

300	26,813	(6,764)	(20)%	10.42%	(211)
200	29,498	(4,079)	(12)	11.29	(124)
100	31,907	(1,670)	(5)	12.04	(49)
50	32,852	(725)	(2)	12.32	(21)
Static	33,577	-	-	12.53	-
-50	33,924	347	1	12.61	8
-100	34,002	425	1	12.60	7

The table above indicates that at March 31, 2008, in the event of a 200 basis point increase in interest rates, we would experience a 12.0% decrease in net portfolio value.  A 100 basis point decrease in interest rate would result in a 1.0% increase in net portfolio value.  All model outputs associated with the -200 or -300 basis point scenarios are not applicable because of the low prevailing interest rate environment.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement.  Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the

Index

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is set forth under ITEM 2: “Managements Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk.”

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

ITEM 1A.  RISK FACTORS.

If Economic Conditions Deteriorate in our Primary Market, Our Results of Operations and Financial Condition could be Adversely Impacted as Borrowers’ Ability to Repay Loans Declines and the Value of the Collateral Securing Loans Decreases.

Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events.  Decreases in real estate values could potentially adversely affect the value of property used as collateral for our mortgage loans.  In the event that we are required to foreclose on a property securing a mortgage loan, there can be no assurance that we will recover funds in an amount equal to any remaining loan balance as a result of prevailing general economic conditions, real estate values and other factors associated with the ownership of real property.  As a result, the market value of the real estate underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal

Index

amount of the loans.  Consequently, we would sustain loan losses and potentially incur a higher provision for loan loss expense.  Adverse changes in the economy may also have a negative effect of the ability of borrowers to make timely repayments of their loans, which could have an adverse impact on earnings.

Our Securities Portfolio may be Negatively Impacted by Fluctuations in Market Value.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings.  Fluctuations in market value may be caused by decreases in interest rates, lower market prices for securities and lower investor demand.  Our securities portfolio is evaluated for other-than-temporary impairment on at least a quarterly basis.  If this evaluation shows an impairment to cash flow connected with one or more securities, a potential loss to earnings may occur.

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

Issuer purchases of equity securities during the prior three months:

				Maximum
			Total number	number of
			of shares	shares that may
			purchased	be purchased
	Total	Average	under publicly	under the
	number of shares	price paid	announced	repurchase
	purchased	per share	plan	plan
April 1 – April 30	-	$-	305,618	367,000
May 1 – May 31*	3,275	20.36	305,734	367,000
June 1 – June 30	3,052	19.42	308,786	367,000

*Included in the 3,275 shares the Company repurchased is 3,159 shares purchased in connection with vesting of shares awarded under the recognition and retention plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

At the Company’s Annual meeting of Stockholders held on May 21, 2008, stockholders voted on the election of directors and the ratification of auditors.  The number of shares outstanding and entitled to vote was 2,036,872, and the number of shares present at the meeting in person or by proxy was 1,888,827.

1.	The vote with respect to the Election of Directors was as follows:

	For	Withheld

Roger L. Aurelio	1,796,776	92,051

Index

2.      Ratification of appointment of Crowe Chizek and Company LLC as auditors

For	Against	Abstain
1,859,901	28,570	356

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

(a)	Exhibits
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

AJS BANCORP, INC.

Date: August 12, 2008	/s/ Thomas R. Butkus
Thomas R. Butkus
Chief Executive Officer and Chairman of the Board

Date: August 12, 2008	/s/ Lyn G. Rupich
Lyn G. Rupich
President and Chief Operating Officer