Form 10-Q
period 2008-09-30
AJS BANCORP INC
filed 2008-10-30
CIK 1144515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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

As of October 24, 2008 there were 2,030,159 shares of the issuer’s common stock issued and outstanding

AJS BANCORP, INC.

Form 10-Q Quarterly Report

ITEM 1.  FINANCIAL STATEMENTS

AJS Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands of dollars, except share data)
(unaudited)
	September 30,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents
Cash and due from banks (interest-earning: 2008 –
$3,093; 2007 - $3,625)	$14,910	$18,296
Federal funds sold	58	77
Total cash and cash equivalents	14,968	18,373

Certificates of deposit	6,997	2,997
Trading securities	1,531	-
Securities available-for-sale	81,225	81,322
Securities held-to-maturity	369	125
Loans, net	131,336	132,966
Federal Home Loan Bank stock, at cost	2,450	2,450
Premises and equipment	4,261	4,282
Bank owned life insurance	3,164	3,054
Accrued interest receivable	1,125	1,061
Other assets	1,923	1,719

Total assets	$249,349	$248,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$182,004	$190,534
Federal Home Loan Bank advances	32,075	23,350
Advance payments by borrowers for taxes and insurance	2,235	1,551
Accrued interest payable and other liabilities	4,830	4,986
Total liabilities	221,144	220,421

Stockholders’ equity
Preferred stock, $.01 par value, 20,000,000 shares authorized;
none issued	-	-
Common stock, $.01 par value, 50,000,000 shares authorized;
2,444,521 shares issued at September 30, 2008 and December 31, 2007	24	24
Additional paid in capital	11,640	11,079
Treasury stock (414,362 shares at September 30, 2008; 407,649
shares at December 31, 2007)	(9,730)	(9,598)
Retained earnings	26,376	26,543
Accumulated other comprehensive loss	(105)	(120)
Total stockholders’ equity	28,205	27,928

Total liabilities and stockholders’ equity	$249,349	$248,349

See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

	For the Three Months		For the Nine Months Ended
	Ended September 30,		September 30,
	2008	2007	2008	2007
Interest and dividend income
Loans	$1,885	$2,128	$6,024	$6,344
Securities	962	1,057	2,734	2,796
Interest-earning deposits and other	95	270	379	1,290
Federal funds sold	1	17	53	146
Total interest income	2,943	3,472	9,190	10,576

Interest expense
Deposits	1,074	1,661	3,612	4,974
Federal Home Loan Bank
advances and other	330	281	980	868
Total interest expense	1,404	1,942	4,592	5,842

Net interest income	1,539	1,530	4,598	4,734
Provision (reduction) for loan losses	53	-	13	(71)

Net interest income after provision for
loan losses	1,486	1,530	4,585	4,805

Noninterest income
Service fees	106	115	321	359
Insurance commissions	20	33	51	59
Gain on sale of securities available-for-sale	17	-	17	-
Other	75	59	205	149
Total noninterest income	218	207	594	567

Noninterest expense
Compensation and employee benefits	802	796	2,377	2,446
Occupancy expense	210	217	641	622
Data processing expense	89	87	278	255
Advertising and promotion	65	58	196	193
Changes in fair value of trading securities	2	-	1	-
Loss on sale of mutual fund	-	-	192	-
Other	298	208	852	836
Total noninterest expense	1,466	1,366	4,537	4,352

Income before income taxes	238	371	642	1,020

Income taxes	65	126	189	365

Net income	$173	$245	$453	$655

Earnings per share
Basic	$0.09	$0.12	$0.22	$0.31
Diluted	0.09	0.12	0.22	0.31
Weighted average shares - Diluted	2,030,470	2,119,745	2,039,267	2,135,863

Comprehensive income	$185	$838	$514	$860
See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)
	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities
Net income	$453	$655
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	189	176
Provision (reduction) for loan losses	13	(71)
Deferred income taxes	(217)	(90)
Net amortization of securities	18	(20)
Stock award compensation expense	70	180
Stock option compensation expense	29	44
Earnings on bank owned life insurance	(110)	-
Dividend reinvestments	(154)	(433)
Gain on the sale of securities available-for-sale	(17)	-
Loss on the sale of other real estate owned	-	56
Proceeds from the sale of mutual fund	192	-
Changes in
Fair value of trading securities	1	-
Accrued interest receivable and other assets	88	156
Accrued interest payable and other liabilities	307	206
Net cash from operating activities	862	859

Cash flows from investing activities
Trading Securities
Purchases	(1,505)	-
Redemption	44	-
Proceeds from the sale of mutual fund	11,400	-
Securities available-for-sale
Purchases	(36,023)	(32,329)
Sales	1,020
Maturities and principal payments	23,690	17,001
Securities held-to-maturity
Purchases	(320)
Maturities and principal payments	76	75
Net change in certificates of deposit	(4,000)	2,093
Net change in loans	1,438	3,177
Proceeds from the sale of other real estate owned	-	126
Purchase of equipment	(168)	(138)
Purchase of bank owned life insurance	-	(3,000)
Net cash from investing activities	(4,348)	(12,995)

Cash from financing activities
Net change in deposits	(8,530)	(7,122)
Net change in advance payments by borrowers for taxes and insurance	684	496
Net change in Federal Home Loan Bank advances	8,725	(3,900)
Dividends paid	(666)	(290)
Purchase of treasury stock	(132)	(1,060)
Exercise of stock option	-	45
Net cash from financing activities	81	(11,831)

See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands of dollars)
(unaudited)

Net change in cash and cash equivalents	(3,405)	(23,967)

Cash and cash equivalents at beginning of period	18,373	43,848

Cash and cash equivalents at end of period	$14,968	$19,881

Non-cash investing and financing activities
Other real estate acquired in settlement of loans	$179	$182

Supplemental non-cash disclosures:
Securities transferred from available-for-sale to trading upon adoption
of Statement 159	$11,513	$-

See notes to consolidated financial statements.

AJS Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Nine months ended September 30, 2008 and 2007
(in thousands of dollars)
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance at December 31, 2006	$24	$10,428	$(7,256)	$26,368	$(815)	$28,749

Purchase of 43,395 shares of treasury stock	-	-	(1,060)	-	-	(1,060)
ESOP put option	-	364	-	-	-	364
Stock awards earned	-	180	-	-	-	180
Stock options compensation	-	44	-	-	-	44
Stock options exercised (2,400 shares)	-	(3)	48	-	-	45
Cash dividend ($0.33 per share)	-	-	-	(290)	-	(290)
Comprehensive income:
Net income	-	-	-	655	-	655
Change in unrealized loss on securities
available for sale, net of taxes	-	-	-	-	205	205
Total comprehensive income	-	-	-	-	-	860

Balance at September 30, 2007	$24	$11,013	$(8,268)	$26,733	$(610)	$28,892
See notes to consolidated financial statements.

(Continued)

AJS Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Nine months ended September 30, 2008 and 2007
(in thousands of dollars)
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance at December 31, 2007	$24	$11,079	$(9,598)	$26,543	$(120)	$27,928

Purchase of 6,713 shares of treasury stock	-	-	(132)	-	-	(132)
ESOP put option	-	462	-	-	-	462
Stock awards earned	-	70	-	-	-	70
Stock options compensation	-	29	-	-	-	29
Adjustment to initially apply Statement 159 net of tax	-	-	-	46	(46)	-
Cash dividend (regular quarterly $0.11 per share; special $0.50 per share)	-	-	-	(666)	-	(666)
Comprehensive income:
Net income	-	-	-	453	-	453
Change in unrealized loss on securities
available for sale, net of taxes	-	-	-	-	61	61
Total comprehensive income						514

Balance at September 30, 2008	$24	$11,640	$(9,730)	$26,376	$(105)	$28,205
See notes to consolidated financial statements.

AJS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 1 - Basis of Presentation

Principles of Consolidation:  The accompanying consolidated interim financial statements include the accounts of AJS Bancorp, Inc. (“the Company”) and its wholly owned subsidiary, A. J. Smith Federal Savings Bank (“the Bank”).  All significant intercompany balances and transactions have been eliminated.

On October 14, 2008 the United States Treasury Department (Treasury), the Federal Reserve Board and the Federal Deposit Insurance Corporation (FDIC) jointly announced additional programs pursuant to the Emergency Economic Stabilization Act of 2008 to address the current instability in the financial markets.  These programs include the Capital Purchase Program (CPP) and the Temporary Liquidity Guarantee Program (TLGP).

The CPP allows qualifying financial institutions (QFI) to issue senior preferred shares to the Treasury.  The preferred shares will count as Tier 1 capital and will pay a cumulative dividend of 5% for the first 5 years and 9% thereafter.  In connection with the purchase of the preferred shares the Treasury will receive warrants to purchase common stock in an amount equal to 15% of the senior preferred investment.  Participating institutions will be subject to restrictions on dividend payments, share repurchases and executive compensation.  QFI must elect to participate by November 14, 2008.

The TLGP will allow QFI to have the FDIC guarantee newly issued senior unsecured debt issued on or before June 30, 2009 and provide unlimited FDIC insurance coverage for non-interest bearing transaction accounts.  The guarantee program in available only to a QFI that had existing senior unsecured debt outstanding as of September 30, 2008.  The guarantee/additional insurance coverage is automatic under TLGP for the first 30 days without charge.  Thereafter, there will be a 75 basis points assessment for the guarantee and a 10 basis points assessment for insurance coverage for non-interest bearing transaction account balances above $250,000.   Institutions have until November 12, 2008 to opt out of TLGP.

The Company has not determined if it will participate in the CPP or the TLGP at the date of this filing.

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

Note 2 - Earnings Per Share

Basic earnings per share for the three and nine months ended September 30, 2008 and 2007 were computed by dividing net income by the weighted average number of shares outstanding.  Diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards.  Computations for basic and diluted earnings per share are provided below.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands, except		(in thousands, except
	share data)		share data)
Basic
Net income	$173	$245	$453	$655
Weighted average common shares
outstanding	2,030	2,098	2,033	2,112

Basic earnings per common share	$0.09	$0.12	$0.22	$0.31

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands, except		(in thousands, except
	share data)		share data)
Diluted
Net income	$173	$245	$453	$655
Weighted average common shares
outstanding	2,030	2,098	2,033	2,112
Dilutive effect of stock awards	-	1	1	2
Dilutive effect of stock options	-	21	5	22

Diluted average common shares	2,030	2,120	2,039	2,136

Diluted earnings per common share	$0.09	$0.12	$0.22	$0.31

There were 100,485 shares that were anti-dilutive for the three month period ended September 30, 2008 and no shares that were anti-dilutive for the three month period ended September 30, 2007.

Note 3 - Stock Plans and Stock Based Compensation

At September 30, 2008, the Company had a stock option plan and a recognition and retention plan.

Under the stock option plan, certain directors, officers and key employees are granted options to purchase shares of the Company’s common stock at fair value at the date of the grant.  All stock options have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted.  The Company adopted the stock plan in May 2003 under the terms of which options for 114,685 shares of the Company's common stock were granted to directors, officers, and key employees.  The options became exercisable in equal installments over a five-year period from the date of grant, and they expire ten years from the date of grant.  All options granted are fully vested as of September 30, 2008.

All share-based payments to officers and key employees, including grants of employee stock options, are recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values.

During the nine months ended September 30, 2008 and 2007 there were no options granted, exercised or forfeited.  At September 30, 2008 there are 100,485 fully vested options outstanding at a weighted average exercise price of $18.81.

	2008	2007

Options exercisable at end of period	100,485	82,148
Intrinsic value of options outstanding	$-	$637,000
Intrinsic value of options exercisable	$-	$517,000
Average remaining option term	4.6 years	6.0 years

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
The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.  At September 30 2008 the market price of the Company’s stock was below the strike price of the options granted, therefore the intrinsic value of the options outstanding and exercisable was zero.  The Company recorded $29,000 in stock compensation expense during the nine months ended September 30, 2008 and $44,000 during the same period in 2007 to salaries and employee benefits.

Pursuant to its 2003 stock-based incentive plan, the Company awarded 58,971 shares of restricted stock in May 2003.  These shares are fully vested at September 30, 2008.  Compensation expense for restricted stock awards totaled $70,000 for the nine months ended September 30, 2008 and $180,000 for the same period in 2007.  Compensation expense for restricted stock awards is reporting net of forfeitures.  We estimate our forfeiture rate of the restricted stock awards to be 3.0%.  During the nine months ended September 30, 2008 and 2007 there were no RRP granted or forfeited.

Note 4 – New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of adoption was not material.  Applicable disclosures are presented in these interim consolidated financial statements.

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard was effective for the Company on January 1, 2008.  As of January 1, 2008, the Company

elected the fair value option for equity investment securities, which included the Company’s mortgage mutual fund and stock investments.  The effect of the adoption is described in Note 5 below.

Note 5 – Fair Value

Fair Value Option

The Company elected the fair value option for its equity investment securities due to concerns regarding the other than temporary impairment of a significant portion of those investments.  During the fourth quarter of 2007, the Company recorded a $244,000 charge to other non-interest expense due to the other than temporary impairment of a mutual fund as of December 31, 2007.   The Company recorded the impairment due to an inability to definitively forecast a recovery within a reasonable time period.  Upon adoption of Statement 159, no changes to the carrying value of elected securities were recorded as securities were carried at fair value at December 31, 2007.  The Company recorded a stockholders’ equity reclassification adjustment of $46,000 from accumulated other comprehensive loss to retained earnings.  There was no net balance sheet impact upon adoption.

Upon adoption of Statement 159, mortgage mutual fund and stock investment securities of $11.4 million and $76,000 were reclassified from securities available-for-sale to trading securities.  During the quarter ended June 30, 2008 the Company sold 100% of its mutual fund investment, with changes in fair value recognized through earnings during 2008.  During the second quarter, the Company sold the mutual fund at a total realized loss of $192,000.  Prior to adoption, the mortgage mutual fund and stock investment securities were carried at fair value and had $0 and $76,000, respectively, of pre-tax unrealized gains and $0 and $46,000, respectively, of after-tax unrealized gains included in accumulated other comprehensive income.  Upon adoption of Statement 159, $46,000 was reclassified from other comprehensive income to retained earnings.

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

The Company used the following methods and significant assumptions used to estimate the fair value of items:

Securities Investments: The fair values of trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value.  Loans transferred to other real estate owned are transferred at lower of cost or market value. Market value is measured based on the value of the collateral securing these loans.  Collateral is primarily real estate and its fair value is generally determined based on real estate appraisals or other evaluations by qualified professionals. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008 Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities	$1,531	$32	$1,499	-
Securities available-for-sale	81,225	-	81,225	-

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

Impaired loans	$2,943	-	$2,943	-

The following represents loan-related impairment charges (and credits) recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2.9 million and $3.7 million at September 30, 2008 and December 31, 2007.  Carrying balances at September 30, 2008 and December 31, 2007 reflect previously recorded charge-offs of $407,000 and $297,000.  During the three months and nine months ended September 30, 2008, the Company has recorded charge-offs of $80,000 and $220,000, respectively, on impaired loans.  Impaired loans have no allowance for loan loss allocations at September 30, 2008 or December 31, 2007.

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

Critical Accounting policies

Allowance for Loan Losses:  The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries.  Management estimates the allowance balance required using past loan loss experience; known and inherent losses in the nature and volume of the portfolio that are both probable and estimable; information about specific borrower situations; and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.  Loan losses are charged against the allowance when management believes that the uncollectiblity of a loan balance is confirmed.  The allowance consists of specific and general components.  The general allocation is determined by segregating the remaining loans by type of loan and risk weighting them (if applicable).  This analysis establishes factors that are applied to the loan groups to determine the amount of the general allowance for loan losses.

Specific allocations are made for loans that are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Company policy requires that all non-homogeneous loans past due greater than ninety days be classified as impaired and non-performing. However, loans past due less than 90 days may also be classified as impaired when management does not expect to collect all amounts due according to the contractual terms of the loan agreement.  Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent, the fair value of the collateral adjusted for market conditions and selling expenses.

Loans previously included in the general allocation, when moved to the specific allocation, may not receive an allowance allocation if the present value of future cash flows exceeds the carrying value of the loan. As a result, increases in balances of well-collateralized impaired loans, may reduce the allowance balance. Actual loan losses may be significantly more than the allowances we have established which could have a material negative effect on our financial results.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.   Securities are classified as available-for-sale when they might be sold before maturity.  Securities purchased with the intent to sell in the short-term are classified as trading and are carried at fair value.   Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.  Equity securities are classified as trading and are carried at fair value in accordance with Statement 159.  Securities are written down to fair value when a decline in fair value is not temporary.  Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses.  In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Recent Events

The FDIC has issued a proposed rule to raise current deposit insurance assessment rates uniformly for all financial institutions for the first quarter of 2009.  The proposed rule also provides for a new means of calculating deposit insurance beginning during the second quarter of 2009, and includes an assessment of the financial institution’s risk profile as determined by the FDIC.  Although final rules have not been published, the Company anticipates that its cost of insuring deposits will increase in 2009, when and if the final rules are adopted.

During the past year, the banking industry has been under significant stress due to declining real estate values, asset impairment, eroding capital ratios and tightening liquidity.  The impact of these trends are briefly discussed below and more fully discussed in the Management Discussion and Analysis portion of this filing.

•
Real Estate Trends and Loan Quality: As discussed in greater detail in the Management Discussion and Analysis, the Company has seen only a modest increase in non-performing loans. Our single family and home equity loan mortgage portfolio, which makes up 73.2% of our total loan portfolio, has seen no significant change in non-performing loans. Year to date 2008 net charge-offs have remained relatively stable compared to the prior three quarters.

•
Security Portfolio: Our security portfolio primarily consists of Fannie Mae and Freddie Mac bonds and mortgage backed securities.  At September 30, 2008, total unrealized losses on our security portfolio were 0.2% of total investment securities.  As further discussed in this document, the Company recorded a $192,000 loss in conjunction with the sale of a security in April 2008.  As of September 30, 2008, management has not identified any securities that we believe would be classified as other than temporarily impaired.

•
Capital Levels:  As detailed in the Capital Resources section of this document, the Bank's capital levels exceed regulatory capital requirements.  As of September 30, 2008, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. The Company’s core capital, which reflects the least amount of excess capital, indicates an excess capital amount of $17.2 million or 6.9%.

•
Liquidity:  In recent months, certain banking institutions have encountered liquidity issues.  As of the date of this filing, the Company has not encountered abnormally high liquidity constraints. However, to address industry trends, the Company has invested in short term securities, that if needed, could be sold to meet short term liquidity needs.  These securities have been classified as trading securities at September 30, 2008.  We refer your attention to the Liquidity section of the Management Discussion and Analysis for additional details.

The following discussion compares the financial condition of the Company at September 30, 2008 to its financial condition at December 31, 2007 and the results of operations for the three- and nine-month periods ended September 30, 2008 to the same periods in 2007.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at September 30, 2008 were $249.4 million, an increase of $1.0 million or 0.4% from $248.4 million at December 31, 2007.  The increase in total assets reflects increases in certificates of deposit at other financial institutions and securities, offset by decreases in cash and cash equivalents and loans receivable.  Certificates of deposit at other financial institutions increased $4.0 million or 1.33% to $7.0 at September 30, 2008 compared to 3.0 million at December 31, 2007.  There was a decrease of $3.4 million or 18.5% in cash and cash equivalents to $15.0 million at September 30, 2008 from $18.4 million at December 31, 2007.  Loans receivable decreased $1.7 million or 1.2% to $131.3 million at September 30, 2008 compared to $133.0 million at December 31, 2007.

The following table indicates the composition of our loan portfolio for the periods presented:

	At September 30, 2008	At December 31, 2007
Mortgage:
Secured by one-to-four family residences	$85,055	$85,803
Multi-family and commercial	35,270	33,888
Home equity	12,024	14,406
Consumer and other	253	258
	132,602	134,355
Allowance for loan losses	(1,399)	(1,539)
Net deferred costs and other	133	150
Loans, net	$131,336	$132,966

Securities increased $1.6 million or 2.06% to $83.1 million at September 30, 2008 compared to $81.5 million at December 31, 2007.  The Company purchased $38.1 million of mortgage-backed securities and fixed-rate government sponsored notes and bonds during the nine months ended September 30, 2008.  The Company purchased $29.4 million in Federal National Mortgage Association and Federal Home Loan Mortgage Corporation mortgage-backed securities (“MBS”) and $8.1 million in government or government backed notes and bonds and $320,000 in local municipality bonds.  Because $1.5 million of the above mentioned securities were purchased with the intent to use them for short term liquidity purposes we classified them as trading securities.  The trading securities have maturities of less than four months and are intended to satisfy short term liquidity needs should it become necessary.  The MBS securities purchased were well seasoned securities or securities with maturities of fifteen years or less.  The purchases were primarily offset by the sale of $11.4 million in a mortgage mutual fund in April 2008 and maturities, calls, and principal repayments of fixed-rate government sponsored notes, bonds and mortgage-backed securities.  The Company elected the fair value option for its marketable equity investments as of January 1, 2008, the effective date for Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities standard.  Subsequent to the election, the Company sold 100% of its mutual fund investment and recorded a total realized loss of $192,000, of which $120,000 was recorded in the first quarter of 2008, and $72,000 was recorded in the second quarter of 2008.  The Company’s common stock investment, with a fair value of $32,000 at September 30, 2008, is the only asset currently remaining and valued under Statement No. 159.   The Company reviews its investment portfolio on a monthly basis.  We do not believe any individual unrealized losses as of September 30, 2008 represent other-than-temporary impairment based on the following factors:

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

Other assets increased $378,000 or 6.5% to $6.2 million at September 30, 2008 from $5.8 million at December 31, 2007.  The increase in other assets was primarily due to an increase in other real estate owned and the cash surrender value of the Company’s bank-owned life insurance (“BOLI”).  Other real estate owned increased to $179,000 at September 30, 2008.  The Company had no other real estate owned at December 31, 2007.  The cash surrender value of BOLI increased $110,000 to $3.2 million at September 30, 2008.

The Company had non-performing assets of $4.7 million at September 30, 2008 and $934,000 at December 31, 2007.  The increase in non-performing assets primarily reflects the Company’s $4.0 million participation in one commercial loan with a total principal balance of $27.7 million.  The purpose of the loan was land development and the borrower has recently been unable to meet the monthly interest payment.  A recent review of the property and most recently available appraisal has determined that there is no expected loss at this time, and accordingly, the Company has not recorded a specific reserve attributable to this loan at September 30, 2008.  Consistent with Company policy, management will continue to monitor market conditions as they relate to the underlying collateral of impaired loans and adjust the value of these loans accordingly. Additionally, the Company has one $2.7 million commercial retail loan relationship that is exactly 90 days delinquent and still accruing interest at September 30, 2008.  The Company has recorded a $277,000 loss reflecting a net fair value of $2.4 million at September 30, 2008.  Subsequent to September 30, 2008 the loan has been classified as non-accrual.  During the quarter ended September 30, 2008 management discontinued its commercial loan operations and does not intend to originate a significant volume of commercial loans in the future.  The allowance for loan losses was $1.4 million at September 30, 2008 and $1.5 million at December 31, 2007.  Our ratio of allowance for loan losses to gross loans receivable was 1.05% at September 30, 2008 and 1.15% at December 31, 2007.  The allowance for loan losses to non-performing loans was 30.73% as of September 30, 2008 compared to 164.78% as of December 31, 2007.   Non-performing assets as a percentage of total assets were 1.83% at September 30, 2008 and 0.38% at December 31, 2007.

As noted above, the allowance to gross loans has decreased from 1.15% at December 31, 2007 to 1.05% at September 30, 2008.  The allowance has two components: specific and general allocations.  Specific allocations are made for loans that are determined to be impaired.  The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history.  We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations.  This analysis establishes factors that are applied to the loan groups to determine the amount of the general allowance for loan losses.  The decrease in the allowance can be attributed to the following at September 30, 2008:

•
The increase in non-performing loans is primarily related to one $4.0 million commercial loan. At December 31, 2007, this loan was considered as part of our general allocation and at September 30, 2008 this loan is now evaluated as part of the specific allocation.  Based on management's analysis at September 30, 2008, the fair value of the collateral adjusted for market conditions and selling expenses exceeds the current carrying balance of this loan and therefore no specific reserve has been allocated to this loan.  As a result of the transfer from general allocation to specific allocation, the allowance requirement was decreased at September 30, 2008.

•
When analyzing the Company’s single family and home equity loan portfolio, which represents 73.2% of gross loans, this portfolio has not shown credit quality deterioration at this time.  Based upon the Company’s most recent evaluation of its historical loss experience trends, the historical loan loss percentage has decreased by more than 50%.  The Company has not originated, nor has it invested in, interest-only, negative amortization or payment option ARM loans.  Further, the Company has not originated or invested in sub-prime or Alt-A loans.

•
The Company had five non-performing loans and one other real estate owned property as of September 30, 2008 and ten non-performing loans and no other real estate owned properties as of December 31, 2007.

•
Our qualitative adjustment factors adjusted downward because of improved experience trends within our single family and home equity mortgage loan portfolio as well as a decline in size of the Company’s home equity loan portfolio.

Allocation of the Allowance for Loan Losses.  The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated.

	September 30, 2008			December 31, 2007
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans

One- to four-family	$763	$85,055	64.14%	$778	$85,803	63.87%
Multi-family and commercial	412	35,270	26.60	456	33,888	25.22
Consumer and other	3	253	0.19	2	258	0.19
Home equity	113	12,024	9.07	155	14,406	10.72
Unallocated	108	-	-	148	-	-
Total loans	$1,399	$132,602	100.00%	$1,539	$134,355	100.00%

Changes in the allowance for loan losses are as follows:

	For nine months ended September 30, 2008	For nine months ended September 30, 2007	For the twelve months ended December 31, 2007
Beginning Balance	$1,539	$1,619	$1,619
Provision for loan losses (reduction)	13	(71)	179
Charge-offs	(220)	(3)	(280)
Recoveries	67	21	21
Ending Balance	$1,399	$1,566	$1,539

Total liabilities increased $723,000 or 0.3% to $221.1 million from $220.4 million primarily due to an $8.7 million or 37.4% increase in Federal Home Loan Bank (“FHLB”) advances.  The Company borrowed $13.8 million from the FHLB during the nine months ended September 30, 2008.  The borrowings have maturities from two to five years.  These advances were primarily used to fund the purchase of MBS at an attractive interest rate spread above the corresponding advances.  Deposits decreased $8.5 million or 4.5% to $182.0 million at September 30, 2008 compared to $190.5 million at December 31, 2007.

Total stockholders’ equity increased $277,000 to $28.2 million at September 30, 2008 from $27.9 million at December 31, 2007.  The increase was primarily due to net income of $453,000 for the nine months ended September 30, 2008 and a $462,000 decrease in the ESOP put option liability explained below, partially offset by dividends paid and common stock repurchased during the nine months ended September 30, 2008.  The Internal Revenue Service ("IRS") has determined that any security traded on the bulletin board or pink sheets does not have a sufficiently active market to support the trading necessary should an employee wish to sell their Company stock they received as a part of the ESOP.  Therefore, the Company has a contingent liability offset by an entry to additional paid in capital in an amount equal to the market value of the vested portion of the ESOP at December 31, 2007 as a result of the obligation the Company has to repurchase the stock should the employee decide to sell it and there were no buyers available on the open market.  The ESOP put option liability decreased $462,000 during the nine month ended September 30, 2008 to $1.4 million from $1.8 million at December 31, 2007 reflecting the decrease in the market value of the vested portion of the common stock held in the ESOP.  The increases were offset by dividends paid of $666,000 and common stock repurchases totaling $132,000 or 6,713 shares that took place during the nine months ended September 30, 2008.  The Board of Directors has authorized the repurchase of 367,000 shares of the Company’s stock, and has 57,828 shares remaining to be repurchased under the current repurchase plan.  Repurchased shares are classified as treasury shares, but are not considered outstanding and are not included when calculating earnings per share or book value information.

The Company paid quarterly dividends of $0.11 cents per share each on February 22, 2008, May 23, 2008 and August 22, 2008 to stockholders of record as of February 8, 2008, May 9, 2008 and August 8, 2008, respectively.  In addition, the Company paid a one-time only special dividend of $402,000 or $0.50 per share on August 19, 2008 to shareholders of record on August 4, 2008.  The Company’s Board of Directors announced that it has declared a quarterly dividend of $0.11 cents per share.  The dividend is payable on November 28, 2008, to stockholders of record on November 14, 2008.  AJS Bancorp, MHC (the “MHC”) waived 100% of the February, May and August dividends and, subject to Office of Thrift Supervision approval, intends to waive 100% of the November dividend.  As of September 30, 2008, the Company held cash totaling $15.0 million.  At September 30, 2008 the Bank’s tier 1 capital as well as its tangible capital ratio was 10.9%, and its risk-based capital ratio was 23.6%.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

Net interest income increased by $9,000 or 0.6% to $1.5 million for the quarter ended September 30, 2008 when compared to the same quarter in 2007.  The increase in net interest income primarily reflects the cost of average interest-bearing liabilities decreasing at a faster pace then the decrease in the yield on interest-earnings assets decreased.  The Company’s average interest-earning assets decreased to $233.7 million earning an average yield of 5.04% for the three months ended September 30, 2008 compared to average interest-earnings assets of $245.9 million at an average yield of 5.64% for the same period in 2007.  The Company’s average interest-bearing liabilities decreased to $213.4 million at a cost of 2.63% for the three months ended September 30, 2008 compared to average interest-bearing liabilities of $219.4 million at a cost of 3.54% for the same period in 2007.  The lower yield on interest-earning assets and lower cost of interest-bearing liabilities is primarily due to lower short-term interest rates, which fell 225 basis points since December 31, 2007.  Our net interest rate spread increased 31 basis points to 2.41% from 2.10% while our net interest margin increased 15 basis points to 2.63% from 2.48%.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 109.50% for the three months ended September 30, 2008 from 112.07% for the same period in 2007.

Total interest income decreased by $529,000 or 15.2% to $2.9 million for the quarter ended September 30, 2008 from $3.5 million for the quarter ended September 30, 2007.  The decrease was due to lower average asset balances as well as lower interest rates.  The average balance for loans for the three months ended September 30, 2008 was $133.8 million with an average yield of 5.63% compared to $135.1 million with an average yield of 6.30% for the same quarter in 2007.  Interest income earned on securities decreased $95,000 or 9.0% to $962,000 for the quarter ended September 30, 2008 compared to $1.1 million for the same quarter in 2007.   The average balance of securities decreased to $84.2 million for the three months ended September 30, 2008 from $88.1 million for the same period last year.  The average yield decreased to 4.57% on securities while for the same quarter last year the average yield was 4.80%.  The average balance for interest-earning deposits for the three months ended September 30, 2008 decreased to $15.4 million with an average yield of 2.46% compared to an average balance of $21.6 million with an average yield of 5.00% for the same quarter in 2007.

Total interest expense decreased $538,000 to $1.4 million at September 30, 2008 from $1.9 million at September 30, 2007.  The decrease in interest expense was primarily due to the decreased cost of deposits partially offset by an increase in the cost of FHLB advances.  The average cost of deposits at September 30, 2008 was 2.38% as compared to 3.41% at September 30, 2007.  Interest expense on FHLB advances increased by $49,000 or 17.4% to $330,000 for the quarter ended September 30, 2008 from $281,000 for the same quarter in 2007.  This was due to an increase in the average FHLB advance balances for the quarter ended September 30, 2008 compared to the same quarter in 2007.  The Company purchased FHLB advances to offset decreasing deposit balances and to fund the purchase of short term MBS securities.  The average FHLB advance balance was $32.7 million and the average cost was 4.03% for the quarter ended September 30, 2008 compared to an average balance of $24.9 million and the average cost was 4.52% for the same quarter in 2007.

The return on average assets (ROA) decreased to 0.28% for the quarter ended September 30, 2008 compared to 0.38% for the same period in 2007, while the return on average equity (ROE) decreased to 2.46% for the quarter ended September 30, 2008 compared to 3.40% for the same period in 2007.  The change in ROA and ROE reflects an increase in provision for loan losses, and an increase in non-interest expense, offset by an increase in non-interest income.

There was a $53,000 provision for loan loss for the three months ended September 30, 2008 and no provision for loan losses for the three months ended September 30, 2007.  Loan loss provisions are made to maintain the allowance at a level reflecting management’s estimate of losses inherent in our loan portfolio.  At September 30, 2008 the Company had non-performing assets of $4.7 million, of which there was one nonperforming commercial loan participation relationship for $4.0 million.  At September 30, 2008 the Company did not record a specific loss reserve for this loan because the most recently available expected fair value less costs to sell reflected no loss.  However, market conditions continue to change rapidly and therefore subsequent information may come to our attention that would indicate that the property's fair value has deteriorated since our analysis as of September 30, 2008.  The deterioration may result in the carrying value of the loan exceeding the fair value of the collateral.  We will continue to monitor this loan and the entire loan portfolio and should market conditions deteriorate further, management may need to make additional provisions for loan losses.

Non-interest income increased $11,000 or 5.3% to $218,000 for the quarter ended September 30, 2008 compared to $207,000 for the same quarter in 2007.  Insurance commissions decreased $13,000 to $20,000 for the quarter ended September 30, 2008 compared to $33,000 for the quarter ended September 30, 2007.  Insurance commissions decreased primarily due to a decrease in the sale of fixed and variable rate annuities for the comparable quarters reflecting investor uncertainty of non-insured financial market instruments during recent economic turmoil.  Gain on the sale of available-for-sale securities increased $17,000 for the comparable quarters.  Based upon liquidity and asset/liability realignment, the Company decided to sell a U.S. Treasury bond during the three months ended September 30, 2008 and recorded a $17,000 gain on sale.  Other non-interest income increased $16,000 or 27.1% to $75,000 for the quarter ended September 30, 2008 compared to $59,000 for the comparable period in 2007.  The increase was primarily due to an increase in the cash surrender value of the Company’s BOLI, offset by a decrease in rental income earned.  The cash surrender value of the Company’s BOLI increased $16,000 during the comparable quarters ended June 30, 2008 and 2007 while the rental income decreased $1,500 for the same comparable period.  The Company purchased $3.0 million of BOLI in August of 2007.  Rental income decreased due to increased vacancies in the rental units located at our 80th Avenue facility.

Non-interest expense increased by $100,000 to $1.5 million for the three months ended September 30, 2008 compared to $1.4 million for the quarter ended September 30, 2007.   The increase was primarily due to an increase in other non-interest expense items.  Salaries and employee benefits increased $6,000 or 0.8% to $802,000 for the quarter ended September 30, 2008 compared to $796,000 for the same period in 2007.  Advertising and promotion costs increased $7,000 or 12.1% to $65,000 for the quarter ended September 30, 2008 compared to $58,000 for the same period in 2007.  Other non-interest expense items increased $90,000 or 43.3% to $298,000 for the quarter ended September 30, 2008 compared to $208,000 for the comparable period in 2007.  Other non-interest expense increased primarily due to increases in stationary, printing and office supplies, security expense and other charges.  Stationary, printing and office supplies increased $9,000 for the comparable quarters as a result of normal price increases as well as in-house printing of previously outsourced advertising items.  Security expense increased $13,000 due to increases in cost of security as well as in the time security officers worked at the bank.

Our federal and state taxes decreased $61,000 to $65,000 for the quarter ended September 30, 2008 from $126,000 during the same period of 2007.  This is primarily due to lower pre-tax income during the three months ended September 30, 2008 compared to the same period in 2007.  Federal and state income tax expense as a percentage of income was 27.3% for the three months ended September 30, 2008 compared to 34.0% for the same period in 2007.  The decrease in the percentage of federal and state taxes for the three months ended September 30, 2008 compared to the same period in the prior year is primarily the result of the purchase of BOLI in August 2007.  The earnings recorded on BOLI are federal and state tax exempt.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

Net income decreased by $202,000 or 30.8% to $453,000 for the nine months ended September 30, 2008, compared to net income of $655,00 for the same period in 2007.  The Company’s return on average assets decreased to 0.24% for the nine months ended September 30, 2008 from 0.34% for the comparable period in 2007.  The decrease in net income resulted from decreases in net interest income, increases in the provision for loan losses and in non-interest expense, offset by an increase in non-interest income.

Net interest income decreased by $136,000 or 2.9% to $4.6 million for the nine months ended September 30, 2008 from $4.7 million for the same period in 2007.  The decrease in net interest income reflects the Company’s average balances of interest-earnings assets decreasing more rapidly than the Company’s average balances in interest-bearing liabilities, as well as the increased cost of FHLB borrowings due to the increase in the average balances of FHLB advances.  Average FHLB advances were $31.7 million at a rate of 4.12% for the nine months ended September 30, 2008 compared to average FHLB advance balances of $26.2 million at a rate of 4.42% for the same period in 2007.  Average interest earning assets were $235.8 million and $253.2 million during the comparative 2008 and 2007 nine-month periods while the average yield was 5.20% and 5.57%, respectively.  Average interest bearing liabilities were $214.4 million and $223.8 million during the comparative 2008 and 2007 nine-month periods while the average cost was 2.86% and 3.48%, respectively.  Our net interest rate spread increased 25 basis points to 2.34% from 2.09% while our net interest margin increased 11 basis points to 2.60% from 2.49%.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 109.98% for the nine months ended September 30, 2008 from 113.16% for the same period in 2007.  The decrease in the yields and costs of the Company’s interest-earning assets and interest-bearing liabilities is primarily due to falling short-term interest rates during the nine months ended September 30, 2008.

There was a provision for loan losses of $13,000 for the nine months ended September 30, 2008 compared to a $71,000 negative loan loss provision for the nine months ended September 30, 2007.  Any loan loss provisions made are to maintain the allowance to reflect management’s estimate of losses inherent in our loan portfolio.  At September 30, 2008 the Company had non-performing assets of $4.7 million, of which there was one non-performing commercial loan participation relationship for $4.0 million.  At September 30, 2008 the Company did not record a specific loss reserve for this loan because the most recently available expected fair value less costs to sell reflected no loss.  However, market conditions continue to change rapidly and therefore subsequent information may come to our attention that would indicate that the property's fair value has deteriorated since our analysis as of September 30, 2008.  The deterioration may result in the carrying value of the loan exceeding the fair value of the collateral.  We will continue to monitor this loan and the entire loan portfolio and should market conditions deteriorate further, management may need to make additional provisions for loan losses.

Non-interest income increased $27,000 or 4.8% to $594,000 for the nine months ended September 30, 2008 from $567,000 for the comparable period in 2007.  The increase was primarily the result of increases in other non-interest items and gain on the sale of available-for-sale securities, offset by decreases in insurance commission income and service charges on accounts for the nine months ended September 30, 2008 when compared to the nine months ended September 30, 2007.  Based upon liquidity and asset/liability realignment, the Company decided to sell a U.S. Treasury bond during the nine months ended September 30, 2008 and recorded a $17,000 gain on sale.  Other non-interest income increased $56,000 or 37.6% to $205,000 for the nine months ended September 30, 2008 compared to $149,000 for the nine months ended September 30, 2007.  The increase in other non-interest income was primarily due an increase in the cash surrender value of the Company’s BOLI, offset by a decrease in rental income earned.  The Company purchased $3.0 million of BOLI in August of 2007.  Rental income decreased due to increased vacancies in the rental units located at our 80th Avenue facility.  Insurance commissions decreased $8,000 or 13.6% to $51,000 for the nine months ended September 30, 2008 compared to $59,000 for the same period in 2007.  Insurance commissions decreased primarily due to a decrease in the sale of fixed and variable rate annuities for the comparable periods as investors avoided most non-insured financial market instruments.  Service charges on accounts decreased $38,000 or 10.6% to $321,000 for the nine months ended September 30, 2008 compared to $359,000 for the same period in 2007.  The decrease in service charges on accounts was primarily due to a $20,000 decrease in service fees collected on checking accounts, a $17,000 decrease in late charges, and a $13,000 decrease in prepayment penalties collected during the comparable periods ended September 30, 2008 and 2007.  Service fees collected decreased due to a decrease in the number of demand deposit accounts the Company had at September 30, 2008 compared to September 30, 2007.  There were 4,306 demand deposit accounts as of September 30, 2008 and 4,496 demand deposit accounts as of September 30, 2007.  The reduction in late fees collected was primarily the result of a smaller mortgage loan account portfolio held during the comparable periods as well as more lenient guidelines in collecting late fees during 2008.

Non-interest expense increased $185,000 or 4.3% to $4.5 million for the nine-month period ended September 30, 2008 from $4.4 million for the comparable period in 2007.  The increase was primarily due to a $192,000 loss recorded on the sale of trading securities and an increase in data processing expense and other non-interest expense items offset by a decrease in salaries and employee benefit costs for the nine months ended September 30, 2008 compared to the same period in 2007.  The Company recorded a $192,000 loss in conjunction with the sale of trading securities in April of 2008.  The Company elected the fair value option for its marketable equity investments as of January 1, 2008, the effective date for Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities standard.  Subsequent to the election, the Company sold 100% of its mutual fund investment and recorded a total realized loss of $192,000.  Data processing expense increased $23,000 or 9.0% to $278,000 for the nine months ended September 30, 2008 compared to $255,000 for the same period in 2007.  The increase in data processing expenses is due to increased use of electronic clearing methods and more data services used during the nine months ended September 30, 2008 period compared to the same period in 2007.  Other non-interest expense items increased $16,000 or 1.9% to $852,000 for the nine months ended September 30, 2008 compared to $836,000 for the nine months ended September 30, 2007.  The increase in other non-interest expense items is primarily due a $50,000 one-time payment in relation to a contract settlement and a $21,000 increase in security expense, offset by a $57,000 loss on the sale of real estate owned.  Security expense increased due to increases in cost of security as well as in the time security officers worked at the bank.  The Company recorded a $57,000 loss on the sale of other real estate owned during the nine months ended September 30, 2007.  Salaries and employee benefits decreased $69,000 or 2.8% to $2.4 million for the nine months ended September 30, 2008 compared to $2.5 million for the same period in 2007.  The decrease in salaries and employee benefits is primarily due to a reduction in the cost of the Company’s RRP for the comparable periods.  The RRP plan was fully vested on May 21, 2008 and therefore, the cost associated with the RRP was lower during the nine months ended September 30, 2008 than the comparable period last year.  The average monthly cost through May 21, 2008 to fund the RRP plan was $16,000.

Our federal and state taxes decreased $176,000 to $189,000 for the nine months ended September 30, 2008 from $365,000 in the same period of 2007.  This is primarily the result of lower pre-tax income that occurred during the nine months ended September 30, 2008 as well as the lower tax effect on the purchase of BOLI in August 2007.  The earnings recorded on BOLI are federal and state tax exempt.  Federal and state income tax expense as a percentage of income was 29.4% for the nine months ended September 30, 2008 compared to 35.8% for the same period in 2007.

LIQUIDITY

The Bank is required to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities.  The Bank invests excess funds in overnight deposits and other short-term interest-earning assets to provide liquidity to meet these needs.  At September 30, 2008, cash and cash equivalents totaled $15.0 million.  At September 30, 2008, the Bank had commitments to fund loans of $1.4 million, available lines of credit of $14.1 million, and standby letters of credit of $190,000.  At September 30, 2008, certificates of deposit represented 60.0% of total deposits.  The Bank has historically retained the majority of these deposit accounts.  In addition, the Bank has borrowing capacity for an additional $28.6 million from the FHLB without providing additional collateral.  The Bank considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations.  The following table summarizes the Bank’s regulatory capital requirements versus actual capital as of September 30, 2008:

(Dollars in thousands)	Actual Amount	%	Required Amount	%	Excess Amount	%

Core capital
(to adjusted total assets)	$27,165	10.9%	$9,981	4.0%	$17,184	6.9%
Risk-based capital
to (risk-weighted assets)	28,396	23.6%	9,625	8.0%	18,771	15.6%

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

We have sought to manage our interest rate risk by more closely matching the maturities of our interest rate sensitive assets and liabilities.  In the current low interest rate environment we have kept our purchases of investments in fixed rate notes and bonds to maturities within two to three years.  In addition, we may emphasize fixed rate mortgages that mature in fifteen years or less by offering very competitive interest rates on those products while not being as aggressive in pricing those mortgages that mature in greater than fifteen years.  We also offer one-, three-, five-, and seven-year adjustable rate mortgage loans, and three- and five-year balloon loans.  However, in a low interest rate environment, borrowers typically prefer fixed-rate loans rather than adjustable-rate mortgages.  We may sell some of our originations of longer-term fixed-rate loans into the secondary market.  We do not solicit high-rate jumbo certificates of deposit or brokered funds.  In past years, many savings associations have measured interest rate sensitivity by computing the “gap” between the assets and liabilities that are expected to mature or reprice within certain time periods based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the Office of Thrift Supervision.  However, the Office of Thrift Supervision now requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities, and off-balance-sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value.  The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value.  The Office of Thrift Supervision model estimates the economic value of each type of asset, liability, and off-balance-sheet contract under the assumption that the United States Treasury yield curve increases by 50 to 300 basis points or decreases 50 to 100 basis points instantaneously in 50 or 100 basis point increments.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 7% to 8% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.  The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

The following table sets forth as of June 30, 2008 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  The Company anticipates that the September 30, 2008 Net Portfolio Value will be similar to the June 30, 2008 table shown below.

Change in				NPV as % of
Interest Rates				Portfolio Value of Assets
in Basis Points	Net Portfolio Value			NPV	Basis Point
(Rate Shock)	Amount	$ Change	% Change	Ratio	Change
	(Dollars in thousands)

300	24,317	(8,716)	(26)%	10.04%	(292)
200	27,411	(5,622)	(17)	11.11	(185)
100	30,415	(2,618)	(8)	12.12	(84)
50	31,667	(1,366)	(4)	12.52	(44)
Static	33,033	-	-	12.96	-
-50	33,794	761	2	13.19	23
-100	34,639	1,606	5	13.43	47

The table above indicates that at June 30, 2008, in the event of a 200 basis point increase in interest rates, we would experience a 17.0% decrease in net portfolio value.  A 100 basis point decrease in interest rate would result in a 2.0% increase in net portfolio value.  All model outputs associated with the -200 or -300 basis point scenarios are not applicable because of the low prevailing interest rate environment.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is set forth under ITEM 2: “Managements Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk”.

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

Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events.  Decreases in real estate values could potentially adversely affect the value of property used as collateral for our mortgage loans.  In the event that we are required to foreclose on a property securing a mortgage loan, there can be no assurance that we will recover funds in an amount equal to any remaining loan balance as a result of prevailing general economic conditions, real estate values and other factors associated with the ownership of real property.  As a result, the market value of the real estate underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans.  Consequently, we would sustain loan losses and potentially incur a higher provision for loan loss expense.  Adverse changes in the economy may also have a negative effect of the ability of borrowers to make timely repayments of their loans, which could have an adverse impact on earnings.

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

Issuer purchases of equity securities during the prior three months:

				Maximum
			Total number	number of
			of shares	shares that may
			purchased	be purchased
	Total	Average	under publicly	under the
	number of shares	price paid	announced	repurchase
	purchased	per share	plan	plan

July 1 – July 31	-	$-	308,786	367,000
August 1 – August 31	-	-	308,786	367,000
September 1 – September 30	386	17.50	309,172	367,000

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

AJS BANCORP, INC.

Date: October 30, 2008	/s/ Thomas R. Butkus
Thomas R. Butkus
Chief Executive Officer and Chairman of the Board

Date: October 30, 2008	/s/ Lyn G. Rupich
Lyn G. Rupich
President and Chief Operating Officer