Form 10-K
period 2008-12-31
AJS BANCORP INC
filed 2009-03-23
CIK 1144515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008.
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
YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES *     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2008, as reported by the Nasdaq Capital Market, was approximately $10.6 million.

As of March 4, 2009, there was issued and outstanding 2,025,533 shares of the Registrant’s Common Stock, including 1,227,544 shares owned by AJS Bancorp, MHC.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2009 Annual Meeting of Stockholders of the Registrant (Part III).
(2) Annual Report to Stockholder (Part II and IV).

PART I

ITEM 1.                 DESCRIPTION OF BUSINESS

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.”  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature.  These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

General

AJS Bancorp, Inc.

AJS Bancorp, Inc. is a mid-tier stock holding company for A. J. Smith Federal Savings Bank (the “Bank” or “A. J. Smith Federal”).  The business of AJS Bancorp, Inc. consists of holding all of the outstanding common stock of A. J. Smith Federal Savings Bank.  AJS Bancorp, Inc. is chartered under federal law.  AJS Bancorp, Inc. has 1,227,544 issued and outstanding shares of common stock to our mutual holding company parent, AJS Bancorp, MHC (“MHC”), and 798,089 issued and outstanding shares to the public at December 31, 2008.  Under federal regulations, so long as AJS Bancorp, MHC exists, it will own at least 50.1% of the voting stock of AJS Bancorp, Inc.  At December 31, 2008, AJS Bancorp, Inc. had total consolidated assets of $244.0 million, total deposits of $180.3 million, and stockholders’ equity of $27.1 million.  Our executive offices are located at 14757 South Cicero Avenue, Midlothian, Illinois 60445, and our telephone number is (708) 687-7400.

A. J. Smith Federal Savings Bank

A. J. Smith Federal Savings Bank was founded in 1892 by Arthur J. Smith as a building and loan cooperative organization.  In 1924 we were chartered as an Illinois savings and loan association, and in 1934 we converted to a federal charter.  In 1984 we amended our charter to become a federally chartered savings bank.  We are a customer-oriented institution, operating from a main office in Midlothian, Illinois, and two branch offices in Orland Park, Illinois.  Our primary business activity is the origination of one- to four-family real estate loans.  To a lesser extent, we originate home equity and consumer loans.  We also invest in securities, primarily United States Government Agency securities and mortgage-backed securities.  In addition, we offer insurance and investment products and services.  During the past year as short term interest rates declined to near record lows, we reduced our cash and cash equivalents and purchased short term investment securities to allow for greater yields while preserving our liquidity.  At December 31, 2008, investment securities have become a larger percentage of our assets, while loans have become a smaller portion of our assets than has historically been the case.  We believe that the repositioning of our assets in this manner will position A. J. Smith Federal to take advantage of the changes in long-term interest rates while reducing our interest rate and credit risk profile.

Recent Market Developments

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law.  Under the EESA, the U.S. Department of the Treasury was given the authority to, among other things, purchase up to $700 billion of securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Treasury Department announced a Capital Purchase Program under which it would acquire equity investments, usually preferred stock, in banks and thrifts and their holding companies.  In conjunction with the purchase of preferred stock, the Treasury Department also received warrants to purchase common stock from participating financial institutions.  Participating financial institutions also were required to adopt the Treasury Department’s standards for executive compensation and corporate governance for the period during which the department holds equity issued under the Capital Purchase Program.  We have determined that we would not participate in the Capital Purchase Program.

On November 21, 2008, the FDIC adopted a final rule relating to a Temporary Liquidity Guarantee Program, which the FDIC had previously announced as an initiative to counter the system-wide crisis in the nation’s financial sector.  Under the Temporary Liquidity Guarantee Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 (“Debt Guarantee Program”) and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and certain other accounts held at participating FDIC-insured institutions through December 31, 2009 (“Transaction Account Guarantee Program”).  Coverage under the Temporary Liquidity Guarantee Program was available for the first 30 days without charge.  The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt.  The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000.  We have elected to participate in the Transaction Account Guarantee Program.

The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package, was signed into law on February 17, 2009, by President Obama.  ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.  In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future Troubled Asset Relief Program (“TARP”) recipients until the recipient has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.

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

Lending Activities

General.  Our loan portfolio is comprised mainly of one- to four-family residential real estate loans.  The majority of these loans have fixed rates of interest.  In addition to one- to four-family residential real estate loans, our loan portfolio consists of multi-family loans and home equity lines of credit.  At December 31, 2008, our gross loans totaled $129.1 million, of which $84.4 million, or 65.4%, were secured by one- to four-family residential real estate, $32.1 million, or 24.8%, were secured by multi-family residential and commercial real estate, $12.3 million, or 9.5%, were home equity loans, and $323,000, or 0.3%, were consumer loans.  Our lending area is the Chicago metropolitan area, with an emphasis on lending in the south and southwest suburbs.

We try to reduce our interest rate risk by making our loan portfolio more interest rate sensitive.  Accordingly, we offer adjustable rate mortgage loans, short-and medium-term mortgage loans, and three- and five-year balloon mortgages.  In addition, we offer shorter-term consumer loans and home equity lines of credit with adjustable interest rates.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$84,411	65.41%	$85,803	63.87%	$86,024	61.49%	$101,325	66.03%	$115,598	70.02%
Multi-family and commercial	32,064	24.84	33,888	25.22	41,194	29.45	38,317	24.97	32,713	19.82
Total real estate loans	116,475		119,691		127,218		139,642		148,311

Other Loans:
Consumer loans	323	0.25	258	0.19	482	0.34	502	0.33	649	0.39
Home equity	12,261	9.50	14,406	10.72	12,198	8.72	13,279	8.67	16,126	9.77
Total loans	129,059	100.00%	134,355	100.00%	139,898	100.00%	153,423	100.00%	165,086	100.00%

Less:
Allowance for loan losses	(2,734)		(1,539)		(1,619)		(1,701)		(1,847)
Deferred loan (fees) costs	74		156		107		56		69
Deferred gain on real estate contract	(4)		(6)		(9)		(10)		(17)
Total loans receivable, net	$126,395		$132,966		$138,377		$151,768		$163,291

Maturity of Loan Portfolio.  The following table sets forth certain information regarding the dollar amounts maturing and the interest rate sensitivity of our loan portfolio at December 31, 2008.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	One- to Four-Family		Multi-Family and Commercial		Consumer		Home Equity		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

1 year or less	$2,256	5.91%	$14,982	5.06%	$65	5.56%	$1.373	3.82%	$18,676	5.07%
Greater than 1 to 3 years	2,891	6.46	11,543	7.05	184	5.26	4,361	4.99	18,979	6.47
Greater than 3 to 5 years	3,915	6.11	3,858	6.93	74	5.02	6,527	5.21	14,374	5.92
Greater than 5 to 10 years	16,803	5.50	661	7.40	-		-		17,464	5.57
Greater than 10 to 20 years	18,218	5.36	1,020	6.91	-		-		19,238	5.44
More than 20 years	40,328	5.62	-		-		-		40,328	5.62

Total	$84,411		$32,064		$323		$12,261		$129,059

The total amount of loans due after December 31, 2009 which have predetermined interest rates is $83.3 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $27.1 million.

One- to Four-Family Residential Real Estate Loans.  Our primary lending activity consists of originating one- to four-family, owner-occupied, first and second residential mortgage loans, virtually all of which are secured by properties located in our market area.  At December 31, 2008, these loans totaled $84.4 million, or 65.4% of our total loan portfolio.

We currently offer one- to four-family residential real estate loans with terms up to 40 years, although we emphasize the origination of one- to four-family residential loans with terms of 15 years or less.  We offer our one- to four-family residential loans with adjustable or fixed interest rates.  At December 31, 2008, $67.2 million, or 79.6% of our one- to four-family residential real estate loans had fixed rates of interest, and $17.2 million, or 20.4% of our one- to four-family residential real estate loans, had adjustable rates of interest.  Our fixed rate loans include loans that generally amortize on a monthly basis over periods between 7 to 40 years.  We also offer loans which generally have balloon payment features after 3 or 5 years.  Our balloon loans generally amortize over periods of 15 years or more.  One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans.

We currently offer adjustable rate mortgage loans with an initial interest rate fixed for one, three, five or seven years, and annual adjustments thereafter based on changes in a designated market index.  Our adjustable rate mortgage loans generally have an interest rate adjustment limit of 200 basis points per adjustment, with a maximum lifetime interest rate adjustment limit of 800 basis points and a floor of 500 basis points.  Our adjustable rate mortgages are priced at a level tied to the one-year United States Treasury bill rate.  We may offer discounted or teaser rates on our adjustable rate mortgages.  These loans carry initial rates that are lower than the rate would be if it were to adjust according to the adjustable rate note and rider.  We do not offer adjustable rate mortgages that offer the possibility of negative amortization.

Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated.  For all first lien position mortgage loans we utilize outside independent appraisers.  For second position mortgage loans, we utilize outside independent appraisers to perform a drive-by appraisal.  For borrowers who do not obtain private mortgage insurance, our lending policies limit the maximum loan to value ratio on both fixed rate and adjustable rate mortgage loans to 80% of the appraised value of the property that is collateral for the loan.  For one- to four-family residential real estate loans with loan to value ratios of between 80% and 97%, we require the borrower to obtain private mortgage insurance.  For loans in excess of $75,000, we require the borrower to obtain title insurance.  For first mortgage loan products under $75,000, we conduct a title search.  For second mortgage type products in excess of $200,000, title insurance is required.  For second mortgage type products under $200,000, we conduct a title search.  We also require homeowners’ insurance, fire and casualty, and flood insurance, if necessary, on properties securing real estate loans.

Multi-Family Loans and Commercial  Lending.  At December 31, 2008, $32.1 million, or 24.8% of our total loan portfolio, consisted of loans secured by multi-family and commercial real estate properties, virtually all of which are located in the state of Illinois.  Our multi-family loans are secured by multi-family and mixed use properties.  Our commercial real estate loans are secured by improved property such as offices, small business facilities, unimproved land, warehouses and other non-residential buildings.  Due to the current economic conditions and their adverse effect on commercial real estate, we stopped offering multi-family and commercial real estate loans in mid-2008, however, we do refinance or renew existing multi-family and commercial loans.  At December 31, 2008, the average balance of our multi-family and commercial real estate loans was $305,000. In the past, we generally made multi-family and commercial real estate loans for up to 80% of the lesser of cost or the appraised value of the property securing the loan.

In the past, prior to funding a loan secured by multi-family, mixed use or commercial property, we generally obtained an environmental assessment from an independent, licensed environmental engineer to ascertain the existence of any environmental risks that may be associated with the property.  The level of the environmental consultant’s evaluation of a property will depend on the facts and circumstances relating to the specific loan, but generally the environmental consultant’s actions will range from a Phase I Environmental Site Assessment to a Phase II environmental report.  The underwriting process for multi-family and commercial real estate loans includes an analysis of the debt service coverage of the collateral property.  We typically required a debt service coverage ratio of 120% or higher.  We also required personal guarantees by the principals of the borrower and a cash flow analysis when applicable.  However, we no longer originate multi-family or commercial loans.

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

In the past, our underwriting standards for commercial business loans included a review of the applicant’s tax returns, financial statements, credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan based on cash flows generated by the applicant’s business.

Commercial business loans generally have higher interest rates and shorter terms than one- to four-family residential loans, but they also may involve higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business.

Home Equity Lines of Credit.  We offer home equity lines of credit, the total of which amounted to $12.3 million, or 9.5% of our total loan portfolio, as of December 31, 2008.  Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences.  During 2008, we generally offered these loans with a maximum loan to appraised value ratio of 90% (including senior liens on the collateral property), however due to the decline in real estate values, during the third quarter of 2008 we revised the maximum loan to appraised value ratio that we will originate to 80% when combined with the first lien loan amount.  We currently offer these lines of credit for a period of 5 years, and generally at rates tied to the prevailing prime interest rate.  Our home equity lines of credit are generally underwritten in the same manner as our one- to four-family residential loans.

Consumer Loans.  We are authorized to make loans for a variety of personal and consumer purposes.  As of December 31, 2008, consumer loans totaled $323,000, and consisted primarily of automobile loans and loans secured by deposit accounts.  Automobile loans accounted for $258,000 of our consumer loans and loans secured by deposit accounts were $65,000 at December 31, 2008.  Our procedure for underwriting consumer loans includes an assessment of the applicant’s credit history and ability to meet existing obligations and payments of the proposed loan, as well as an evaluation of the value of the collateral security, if any.  Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or are secured by assets that tend to depreciate in value, such as automobiles.  In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining value often does not warrant further substantial collection efforts against the borrower.

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

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Loans receivable, beginning of period	$134,355	$139,898	$153,423
Originations by type:
Real estate- one to four-family	16,542	14,730	11,137
Multi-family and commercial	5,145	8,120	14,487
Non-real estate -consumer	186	319	1,046
Home equity	3,934	8,991	8,532
Total loans originated	25,807	32,160	35,202
Sales	-	-	(3,310)
Transfer to OREO	(179)	(261)	-
Charge-offs	(3,200)	(280)	(82)
Principal repayments:	(27,724)	(37,162)	(45,335)

Loans receivable, at end of period	$129,059	$134,355	$139,898

Loan Approval Procedures and Authority.  Our lending activities are subject to written, non-discriminatory underwriting standards and loan origination procedures adopted by management and the Board of Directors.  A loan officer initially reviews all loans, regardless of size or type.  Loans up to the Fannie Mae single family loan limit, currently $417,000, must be reviewed and approved by a loan underwriter or a Vice President of the loan department.  All loans of $417,000 or less that do not meet our standard underwriting ratios and credit criteria must be reviewed by the Vice President or in their absence, the President or the Officers’ Loan Committee.  The Officers’ Loan Committee, which consists of Raymond Blake, Edward Milen, Lyn G. Rupich, and Donna Manuel, has the authority to approve all loans up to $750,000.  The Chief Executive Officer and the Board of Directors must approve loans in excess of $750,000.

Loans-to-One-Borrower.  Federal savings banks are subject to the same loans-to-one-borrower limits as those applicable to national banks, which restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate).  At December 31, 2008, our lending limit was $4.3 million.  At December 31, 2008, our largest lending relationship to one borrower totaled $4.0 million.  At December 31, 2008, we had 22 lending relationships in which the total amount outstanding exceeded $500,000.   Six of these lending relationships totaling $10.1 million are impaired, while two lending relationship totaling $1.1 million are on the Company’s watch list as of December 31, 2008.  The Company’s watch list includes any commercial loan that has for the past twelve months been late paying three times or more.

Asset Quality

Loan Delinquencies and Collection Procedures.  When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status.  In the case of mortgage loans, a reminder notice is sent 15 days after an account becomes delinquent.  After 15 days, we attempt to establish telephone contact with the borrower.  If the borrower does not remit the entire payment due by the end of the month, then a letter that includes information regarding home-ownership counseling organizations is sent to the borrower.  During the first 15 days of the following month, a second letter is sent, and we also attempt to establish telephone contact with the borrower.  At this time, and after reviewing the cause of the delinquency and the borrower’s previous loan payment history, we may agree to accept repayment over a period of time, which will generally not exceed 60 days.  However, should a loan become delinquent by two or more payments, and the borrower is either unwilling or unable to repay the delinquency over a period of time acceptable to us, we send a notice of default by both regular and certified mail.  This notice will provide the borrower with the terms which must be met to cure the default, and will again include information regarding home-ownership counseling.  In the case of commercial mortgage loans, attempts will be made to work out a repayment plan that will preserve the current ownership of the property while allowing the Company to retain a performing lending relationship.  Loan modifications that meet the definition of troubled debt restructurings are accounted for accordingly.

In the event the borrower does not cure the default within 30 days of the postmark of the notice of default, we may instruct our attorneys to institute foreclosure proceedings depending on the loan-to-value ratio or our relationship with the borrower.  We hold property foreclosed upon as real estate owned.  We carry foreclosed real estate at its fair value less estimated selling costs or carrying value, whichever is less.  If a foreclosure action begins and the loan is not brought current or paid in full before the foreclosure sale, we will either sell the real property securing the loan at the foreclosure sale or sell the property as soon thereafter as practical.

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

Non-Performing Loans. Non-performing loans and impaired loans are defined differently.  A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  A loan is non-performing when it is greater than ninety days past due.  Some loans may be included in both categories, whereas other loans may only be included in one category. Specific allocations are made for loans that are determined to be impaired. Company policy requires that all non-homogeneous loans past due greater than ninety days be classified as impaired and non-performing.  However, loans past due less than 90 days may also be classified as impaired when management does not expect to collect all amounts due according to the contractual terms of the loan agreement.  Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses as compared to the loan carrying value.

The Company has not originated, nor has it invested in, interest-only, negative amortization or payment option ARM loans.  Further, the Company has not originated or invested in sub-prime or Alt-A loans.

As of December 31, 2008, our total non-accrual loans were $3.7 million, compared to $934,000 at December 31, 2007.

The following table sets forth our loan delinquencies by type, amount and percentage at December 31, 2008.

	Loans Delinquent For:
	60-90 Days			Over 90 Days			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real estate:
One- to four-family	8	$955	1.13%	3	$322	0.38%	11	$1,277	1.51%
Multi-family and commercial	4	1,055	3.29	5	3,368	10.50	9	4,423	13.79
Consumer and other	-	-	-	-	-	-	-	-	-
Home equity	2	113	0.92	3	46	0.38	5	159	1.30

Total	14	$2,123	1.64%	11	$3,736	2.89%	25	$5,859	4.54%

The table below sets forth the amounts and categories of non-performing assets in our loan portfolio.  During 2008 we restructured three loans totaling $3.5 million, which are classified as impaired loans at December 31, 2008.  For the previous years presented of 2004, 2005, 2006 and 2007, we had no troubled debt restructurings within the meaning of Statement of Financial Accounting Standards No. 15.  For the periods presented, we had no accruing loans delinquent more than 90 days.  Foreclosed assets include assets acquired in settlement of loans.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-performing loans:
One- to four-family	$322	$774	$132	$326	$981
Multi-family and commercial	3,368	68	278	-	-
Consumer and other	-	-	1	1	2
Home equity	46	92	129	67	-
Total non-performing loans	3,736	934	540	394	983

Other real estate owned	-	-	-	-	-
Total non-performing assets	$3,736	$934	$540	$394	$983

Total as a percentage of total assets	1.53%	0.38%	0.20%	0.15%	0.36%

Non-performing loans as percentage of gross loans receivable	2.89%	0.70%	0.39%	0.26%	0.60%

For the year ended December 31, 2008, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $541,000.  The amount that was included in interest income totaled $190,000 for the year ended December 31, 2008.

The Company has six single-family loans on non-accrual status, one of which is also impaired, as of December 31, 2008.  The Company has two commercial lending relationships with principal balances in excess of $500,000 that are impaired and on non-accrual as of December 31, 2008.  Additionally, the Company has five commercial lending relationships that are impaired, but are not more than 90 days delinquent at December 31, 2008, two of which have principal balances in excess of $500,000.  The following paragraphs detail further information on the large commercial loans.  The Company has no other large single family or other loans that are impaired or more than 90 days delinquent as of December 31, 2008.

The Company has a $4.0 million participation interest in a $26.2 million loan secured by vacant land that the borrower intended to develop into a residential/commercial site.  The borrower defaulted on the loan and the property is now in foreclosure proceedings.  The lead lender conducted an appraisal of the property in the fourth quarter of 2008 that reflects a range of fair values based upon city zoning and the retention of the property’s tax incentive (“TIF”) status.  Based on the appraisal and consideration of all known facts, the Company has charged off $2.3 million of the outstanding loan balance at December 31, 2008.

The Company has three mortgage loans to one borrower totaling $2.7 million secured by two retail office space commercial buildings.  The borrower defaulted on these mortgage loans, therefore the properties are currently in foreclosure proceedings. During the fourth quarter, management obtained updated appraisals on these properties.  Based on deterioration in fair values, as detailed in the appraisal, the Company charged off $957,000 of the outstanding loan balance as of December 31, 2008.

The Company has a $3.0 million or 3.3% participation in a $91.5 million loan secured by an indoor water park.  Though the borrower continued to pay interest through December 2008, they previously indicated that they were in financial difficulty and wanted to restructure the interest-only loan.  Several troubled debt restructuring options have been presented; however, the most recent plans have not been accepted.  Due to negative cash flows and identified concerns with the borrower, the Company has recorded a $600,000 impairment reserve on this property as of December 31, 2008.

The Company has a $2.9 million mortgage loan on a 46 unit apartment building in Chicago that is deemed to be impaired, but in which the borrower is current in its payments as of December 31, 2008.  The borrower had experienced financial difficulty and requested the loan be restructured in the fourth quarter of 2008.  The Company restructured the interest rate on the loan and obtained an appraisal on the property in December of 2008.  Accordingly, the Company has recorded a $600,000 impairment reserve on this property as of December 31, 2008.

While these properties are in the midst of foreclosure or possible restructuring there is no guarantee that the fair value of the properties will not decline further.  Therefore, although the Company recorded its best estimate of probable losses expected at December 31, 2008, there may be additional losses on these properties in the future.

Real Estate Owned. Real estate owned consists of property acquired through formal foreclosure or by deed in lieu of foreclosure, and is recorded at the lower of recorded investment or fair value less estimated costs to sell.  Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses.  After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses.  Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur.  During 2008, one residential real estate property was transferred into other real estate and was subsequently sold at an immaterial loss. At December 31, 2008, we did not have any real estate owned.

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

On the basis of management’s review of our assets at December 31, 2008, we had classified assets of $10.6 million as substandard.

Allowance for Loan Losses.  The following table sets forth information regarding our allowance for loan losses and other ratios at or for the dates indicated.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$1,539	$1,619	$1,701	$1,847	$1,962

Charge-offs:
One- to four-family	(80)	-	(7)	(70)	(115)
Multi-family and commercial	(3,120)	(228)	(75)	-	-
Consumer and other	-	(2)	-	(1)	-
Home equity	-	(50)	-	-	-
Total charge-offs	(3,200)	(280)	(82)	(71)	(115)
Recoveries:
One- to four-family loans	40	21	28	55	112
Multi-family and commercial	27	-	-	-	-
Total recoveries	67	21	28	55	112

Net charge-offs	(3,133)	(259)	(54)	(16)	(3)
Provisions (recoveries) for loan losses	4,328	179	(28)	(130)	(112)
Balance at end of period	$2,734	$1,539	$1,619	$1,701	$1,847

Net charge-offs during the period to average loans outstanding during the period	2.33%	0.19%	0.04%	0.01%	-%

Net charge-offs during the period to non-performing loans	83.86	27.73	10.00	4.06	0.31

Non-performing assets to total assets at end of period	1.53	0.38	0.20	0.15	0.36

Allowance for loan losses to non-performing loans	73.18	164.78	299.81	431.73	187.89

Allowance for loan losses to loans receivable, gross	2.12	1.15	1.16	1.11	1.12

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

Our evaluation of risk in maintaining the allowance for loan losses includes the review of all loans on which the collectibility of principal may not be reasonably assured.  We consider the following factors as part of this evaluation: our historical loan loss experience, known and inherent risks in the loan portfolio, the estimated value of the underlying collateral and current economic and market trends.  There may be other factors that may warrant our consideration in maintaining an allowance at a level sufficient to provide for probable losses.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available or as future events change.  Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future additions may be necessary if economic and other conditions in the future differ substantially from the current operating environment.

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

	At December 31,
	2008			2007			2006			2005			2004

	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One- to four-family	$765	$84,411	65.41%	$778	$85,803	63.87%	$786	$86,024	61.49%	$949	$101,325	66.04%	$1,098	$115,598	70.02%
Multi-family and commercial	1,725	32,064	24.84	456	33,888	25.22	561	41,194	29.45	538	38,317	24.97	353	32,713	19.82
Consumer and other	3	323	0.25	2	258	0.19	5	482	0.34	8	502	.33	7	649	0.39
Home equity	115	12,261	9.50	155	14,406	10.72	125	12,198	8.72	145	13,279	8.66	258	16,126	9.77
Unallocated	126	-	-	148	-	-	142	-	-	61	-	-	131	-	-
Total loans	$2,734	$129,059	100.00%	$1,539	$134,355	100.00%	$1,619	$139,898	100.00%	$1,701	$153,423	100.00%	$1,847	$165,086	100.00%

Management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific but are reflective of the probable, incurred losses inherent in the loan portfolio.  This includes management’s periodic review of loan collectibility in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions such as housing trends, inflation rates and unemployment rates, geographic concentrations of loans within our immediate market area, and levels of allowance for loan losses.  Generally, small balance, homogenous type loans, such as consumer and home equity loans are evaluated for impairment in total.  The allowance related to these loans is established primarily by using loss experience data by general loan type.  Nonperforming loans are evaluated individually, based primarily on the value of the underlying collateral securing the loan.  Larger loans, such as multi-family mortgages, are also generally evaluated for impairment individually.  The allowance is allocated to each loan type based on the results of the evaluation described above.  Inherent credit risks that cannot be allocated to specific loan groups are presented as “unallocated” in the table.

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

Trading securities at December 31, 2008 consist of securities classified as trading upon adoption of FAS 159.  These trading securities are carried at fair value with unrealized gains and losses recorded through earnings.  We typically do not use a trading account with the intent to purchase and sell securities. Debt and equity securities not classified as “held to maturity” are classified as “available for sale.”  These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.  Our trading securities are not a material portion of our investment portfolio.

All of our securities carry market risk insofar as increases in market rates of interest may cause a decrease in their fair value.  Investments in securities are made based on certain considerations, which include the interest rate, tax considerations, yield, settlement date and maturity of the security, our liquidity position, and anticipated cash needs and sources.  The effect that the proposed security would have on our credit and interest rate risk and risk-based capital is also considered.  We purchase securities to provide necessary liquidity for day-to-day operations, and when investable funds exceed loan demand.

Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives.  The Board of Directors reviews our securities portfolio on a monthly basis.

Securities classified as held to maturity, excluding mortgage-backed securities, totaled $320,000 at December 31, 2008. Our securities classified as available-for-sale, other than mortgage-backed securities, totaled $20.2 million at December 31, 2008, and consisted of Federal agency obligations, primarily Federal Farm Credit Bank (FFCB) notes, Federal Home Loan Bank (FHLB), Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) obligations with maturities of one to twenty years.

We also have a $2.5 million investment in FHLB stock at December 31, 2008, which is classified separately for securities due to the restrictions on sale or transfer.  For further information regarding our securities portfolio, see Note 2 to Consolidated Financial Statements.

The following table sets forth the composition of our securities portfolio (excluding mortgage-backed securities) and other interest earning assets at the dates indicated.

	At December 31,
	2008				2007				2006
	Carrying Value	% of Total	Fair Value	% of Total	Carrying Value	% of Total	Fair Value	% of Total	Carrying Value	% of Total	Fair Value	% of Total
	(Dollars in thousands)
Trading securities	$18	0.08%	$18	0.08%	$-	-%	$-	-%	$-	-%	$-	-%
Securities classified as held to maturity (at amortized cost):
State and municipal bonds	320	1.39	311	1.35	65	0.16	65	0.16	130	0.35	130	0.35
Securities classified as available for sale (at fair value):
Mutual fund	-	-	-	-	11,437	28.12	11,437	28.12	10,904	29.24	10,904	29.24
FHLB	12,160	52.90	12,160	52.92	23,120	56.85	23,120	56.85	19,770	53.01	19,770	53.01
FFCB	4,015	17.47	4,015	17.47	3,524	8.66	3,524	8.66	3,979	10.67	3,979	10.67
FNMA and FHLMC	4,023	17.50	4,023	17.51	-	-	-	-	-	-	-	-
Equity investments	-	-	-	-	76	0.19	76	0.19	62	0.16	62	0.16
Subtotal	20,536	89.34	20,527	89.34	38,222	93.98	38,222	93.98	34,845	93.43	34,845	93.43
FHLB stock	2,450	10.66	2,450	10.66	2,450	6.02	2,450	6.02	2,450	6.57	2,450	6.57
Total securities and FHLB stock	$22,986	100.00%	$22,977	100.00%	$40,672	100.00%	$40,672	100.00%	$37,295	100.00%	$37,295	100.00%

Average remaining life of securities	51.1months				9.8 months				10.9 months
Other interest-earning assets:
Interest-earning deposits with banks	$8,874	99.35%	$8,874	99.35%	$6,622	98.85%	$6,622	98.85%	$38,061	84.03%	$38,061	84.03%
Federal funds sold	58	0.65	58	0.65	77	1.15	77	1.15	7,231	15.97	7,231	15.97
Total	$8,932	100.00%	$8,932	100.00%	$6,699	100.00%	$6,714	100.00%	$45,292	100.00%	$45,292	100.00%

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

Mortgage-backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a specific range and have varying maturities.  The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.  The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages.  Our mortgage-backed securities consist of Fannie Mae, Freddie Mac and Ginnie Mae securities.

At December 31, 2008, our mortgage-backed securities totaled $69.3 million, which represented 28.4% of our total assets at that date.  At December 31, 2008, a majority of our mortgage-backed securities were classified as available-for-sale.  At that date, 96.5% of our mortgage-backed securities had fixed rates of interest.  We purchased $36.2 million of mortgage-backed securities during the year ended December 31, 2008, and $16.9 million during the year ended December 31, 2007.

Mortgage-backed securities generally yield less than the mortgage loans underlying such securities because of their payment guarantees or credit enhancements, which offer nominal credit risk to the security holder.  In addition, mortgage-backed securities are more liquid than individual mortgage loans and we may use them to collateralize borrowings or other obligations of A. J. Smith Federal.

The following table sets forth the composition of our mortgage-backed securities at the dates indicated.

	At December 31,
	2008		2007		2006
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in thousands)
Mortgage-backed securities classified as held to maturity (at amortized cost):
Ginnie Mae	$47	0.07%	$60	0.14%	$74	0.22%
Mortgage-backed securities classified as available for sale (at fair value):
Ginnie Mae	1,014	1.46
Fannie Mae	57,401	82.78	34,767	80.43	29,310	85.87
Freddie Mac	10,877	15.69	8,398	19.43	4,749	13.91

Total	$69,339	100.00%	$43,225	100.00%	$34,133	100.00%

Carrying Values, Yields and Maturities.  The composition and maturities of our debt securities portfolio and of our mortgage-backed securities are indicated in the following table.  Cost represents the amortized cost of the securities and mortgage-backed securities at December 31, 2008.

	At December 31, 2008
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in thousands)

Securities	$12,989	$1,000	$3,161	$3,170	$20,320	$20,509
Mortgage-backed securities	41	8,358	44,003	14,887	67,289	69,341
Total securities	$13,030	$9,358	$47,164	$18,057	$87,609	$89,850

Weighted average yield	4.81%	4.29%	4.70%	3.94%	4.73%

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

Deposit Activity.  The following table sets forth our deposit flows during the periods indicated.

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Opening balance	$190,534	$202,176	$190,407
Deposits	446,472	409,277	408,178
Withdrawals	(459,112)	(428,913)	(400,369)
Interest credited	2,397	7,994	3,960

Ending balance	$180,291	$190,534	$202,176

Net increase (decrease)	$(10,243)	$(11,642)	$11,769

Percent increase (decrease)	(5.38)%	(5.76)%	6.18%

Deposit Accounts.  The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered as of the dates indicated.

	At December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Transactions and Savings Deposits:

Checking accounts	$3,118	1.73%	$3,681	1.93%	$4,152	2.05%
Passbook accounts	38,952	21.61	38,103	20.00	40,463	20.02
NOW accounts	17,904	9.93	18,702	9.81	18,946	9.37
Money market accounts	13,006	7.21	7,291	3.83	9,336	4.62

Total non-certificates	72,980	40.48	67,777	35.57	72,897	36.06

Certificates:

0.00 - 3.99%	91,619	50.82	31,877	16.73	33,103	16.37
4.00 - 5.99%	15,088	8.37	90,325	47.41	95,392	47.18
6.00 - 7.99%	591	0.33	543	0.28	762	0.37
8.00 - 9.99%	13	0.01	12	0.01	22	0.02

Total certificates	107,311	59.52	122,757	64.43	129,279	63.94
Total deposits	$180,291	100.00%	$190,534	100.00%	$202,176	100.00%

Deposit Maturity Schedule.  The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2008.

	0-3.99%	4.00-5.99%	6.00-7.99%	8.00%- or greater	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:

March 31, 2009	$32,291	$2,583	$-	$7	$34,881	32.50%
June 30, 2009	20,573	1,412		-	21,985	20.49
September 30, 2009	10,577	1,453	-	-	12,030	11.21
December 31, 2009	11,085	992	12	-	12,089	11.27
March 31, 2010	3,891	1,854	-	-	5,745	5.35
June 30, 2010	871	1,487	40	-	2,398	2.23
September 30, 2010	791	513	-	-	1,304	1.22
December 31, 2010	2,793	578	-	-	3,371	3.14
March 31, 2011	806	721	78	6	1,611	1.50
June 30, 2011	2,167	615	-	-	2,782	2.59
September 30, 2011	83	229	-	-	312	0.29
December 31, 2011	117	302	-	-	419	0.39
March 31, 2012	-	913	-	-	913	0.85

Thereafter	5,574	1,436	461	-	7,471	6.97

Total	$91,619	$15,088	$591	$13	$107,311	100.00%

Percent of total	85.38%	14.06%	0.55%	0.01%

Large Certificates.  The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2008.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)

Certificates of deposit less than $100,000	$25,072	$15,042	$14,470	$19,694	$74,278
Certificates of deposit of $100,000 or more	9,174	6,422	5,122	6,632	27,350
Public funds (1)	634	521	4,528	-	5,683

Total certificates of deposit	$34,880	$21,985	$24,120	$26,326	$107,311
_____________________
(1)	Deposits from governmental and other public entities. The amounts shown under public funds include deposits of $100,000 or more totaling $5.6 million.

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

The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Maximum balance:
FHLB advances	$35,575	$28,750	$32,750

Average balance:
FHLB advances	$31,692	$25,614	$29,963

The following table sets forth the balances of, and weighted average interest rate on, certain borrowings at the dates indicated.

	At December 31,
	2008	2007	2006
	(Dollars in thousands)

FHLB advances	$30,175	$23,350	$28,750

Weighted average interest rate of FHLB advances	3.95%	4.45%	4.25%

Employees

At December 31, 2008, we had a total of 49 full-time and 18 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have good relationships with our employees.

Regulation

Loans-to-One-Borrower.  Federal savings banks generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and unimpaired surplus on an unsecured basis.  An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate.  As of December 31, 2008, we were in compliance with our loans-to-one-borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, we are required to satisfy a qualified thrift lender test whereby we must maintain at least 65% of our “portfolio assets” in “qualified thrift investments”.  These consist primarily of residential mortgages and related investments, including mortgage-backed and related securities.  “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business.  A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions.  As of December 31, 2008, we maintained 87.92% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.

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

Our authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and its implementing regulation, Regulation O.  Among other things, this regulation generally requires these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment.  However, the regulation permits executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans we may make to these persons based, in part, on our capital position, and requires approval procedures to be followed.  At December 31, 2008, we were in compliance with these regulations.

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

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  At December 31, 2008, A.J. Smith Federal met each of its capital requirements.

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

Insurance of Deposit Accounts

Deposit accounts in A.J. Smith Federal are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  However, pursuant to its statutory authority, the Board of the Federal Deposit Insurance Corporation recently increased the deposit insurance available on deposit accounts to $250,000 effective until December 31, 2009. Congress has recently proposed legislation to make the $250,000 deposit insurance amount permanent.  A.J. Smith Federal’s deposits are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments.

The Federal Deposit Insurance Corporation imposes an assessment against institutions for deposit insurance.  This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution’s deposits.  On December 22, 2008, the Federal Deposit Insurance Corporation published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009 and thereafter.  However, the FDIC approved an extension of the comment period on the parts of the proposed rulemaking that would become effective on April 1, 2009.  The FDIC expects to issue a second final rule early in 2009, to be effective April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk and to set new assessment rates beginning with the second quarter of 2009.

On March 2, 2009 the FDIC announced an interim rule approving a special assessment of 20 basis points for the June 30, 2009 quarter to be paid September 30, 2009.  Comments on this interim rule are due by April 2, 2009.  If the rule stands as currently published, assuming the Company’s risk category does not change and the deposit base remains relatively stable, we estimate the total FDIC premium expense incurred during 2009 to be approximately $650,000.  The FDIC has indicated that it would reduce the special assessment to 10 basis points in the event congress provided the FDIC with greater borrowing authority.  There can be no assurances that the risk category will remain the same or that the deposit base will remain stable.  If the risk category increases or the deposit base increases, the FDIC premium will also increase.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the year ended December 31, 2008, the annualized FICO assessment was equal to 1.75 basis points for each $100 in domestic deposits maintained at an institution.

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program, under which any participating depository institution would be able to provide full deposit insurance coverage for non-interest bearing transaction accounts, regardless of the dollar amount.  Under the program, effective November 14, 2008, insured depository institutions that have not opted out of the FDIC Temporary Liquidity Guarantee Program will be subject to a 0.10% surcharge applied to non-interest bearing transaction deposit account balances in excess of $250,000, which surcharge will be added to the institution’s existing risk-based deposit insurance assessments.  A.J. Smith Federal chose to participate in the Transaction Account Guarantee Program portion of the FDIC Temporary Liquidity Guaranty Program.

Federal Home Loan Bank System

We are a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of Chicago (FHLB), we are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of our unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of our borrowings from the FHLB, whichever is greater.  As of December 31, 2008, we were in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.  On October 18, 2005 the Federal Home Loan Bank of Chicago announced a policy to discontinue excess capital stock redemptions or “voluntary” stock redemptions.  Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowings.  The FHLB has not paid a dividend on the FHLB stock since the third quarter of 2007 and there are no plans to do so in the near future.  The Company holds $2.5 million of FHLB stock as of December 31, 2008.

Federal Reserve System

Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At December 31, 2008, we were in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

Waivers of Dividends by AJS Bancorp, MHC.  Office of Thrift Supervision regulations require AJS Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from AJS Bancorp, Inc.  The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations.  AJS Bancorp, MHC may waive dividends paid by AJS Bancorp, Inc. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by AJS Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event AJS Bancorp, MHC converts to stock form.  During the twelve months ended 2008 the Company paid four regular quarterly dividends of $0.11 per share, and one special dividend of $0.50 per share to stockholders of record.  In conjunction with the Office of Thrift Supervision approval, AJS Bancorp, MHC waived 100% of the dividends due on its 1,227,544 shares.  The Company anticipates that AJS Bancorp, MHC will waive 100% of dividends in the foreseeable future.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules requiring the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC.  The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.  Recently, the SEC created a committee to evaluate Sarbanes-Oxley issues that may affect small public companies.  Specifically being reviewed are the requirements under Sarbanes-Oxley section 404, which require significant oversight of a public company’s internal control over the financial statements.  The Company will be subject to Section 404 compliance for the year ending December 31, 2009, therefore, costs for compliance with the Sarbanes-Oxley Act will increase.  At this time the Company cannot accurately predict what additional expenses may be incurred in complying with all of the provisions of the Sarbanes-Oxley Act.

Taxation

Federal Taxation For federal income tax purposes, AJS Bancorp, Inc. and A. J. Smith Federal file separate federal income tax returns on a calendar year basis using the accrual method of accounting.

As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations.  However, transactions which would require recapture of the pre-1988 tax bad debt reserve include redemption of A. J. Smith Federal’s stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes.  At December 31, 2008, A. J. Smith Federal had approximately $2.4 million of pre-1988 tax bad debt reserves. A deferred tax liability has not been provided on this amount, as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

MANAGEMENT

Executive Officers of AJS Bancorp, Inc. The following individuals hold the following executive officer positions of AJS Bancorp, Inc.

Name	Age	Position

Thomas R. Butkus	61	Chairman of the Board and Chief Executive Officer

Lyn G. Rupich	46	President

Pamela N. Favero	45	Chief Financial Officer

Availability of Annual Report on Form 10-K

Our Annual Report on Form 10-K may be accessed on our website at www.ajsmithbank.com.

ITEM 1A.              RISK FACTORS

Not applicable.

ITEM 1B.              UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                 DESCRIPTION OF PROPERTIES

Properties

At December 31, 2008, we conducted our business from our main office at 14757 South Cicero, Midlothian, Illinois, a branch office located at 8000 West 159th Street, Orland Park, Illinois and a branch office located at 11275 W. 143rd Street, Orland Park, Illinois.  We own all of our branch locations.  At December 31, 2008, the net book value of our office locations was $4.0 million.

ITEM 3.                 LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business.  At December 31, 2008, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is quoted on the electronic bulletin board under the symbol “AJSB”.

The following table sets forth the range of the high and low bid prices of the Company’s Common Stock for the prior eight calendar quarters and is based upon information set forth on the over the counter electronic bulletin board. During the twelve months ended December 31, 2008 the Company paid four regular quarterly dividends of $0.11 cents per share, and one special dividend on August 19, 2009 of $0.50 per share, to stockholders of record.  In conjunction with Office of Thrift Supervision approval, AJS Bancorp, MHC (the “MHC”) waived 100% of the quarterly dividends due on its 1,227,544 shares.

	Prices of Common Stock
	High	Low
Calendar Quarter Ended
March 31, 2007	27.12	24.14
June 30, 2007	24.83	24.53
September 30, 2007	25.25	23.16
December 31, 2007	25.36	19.89
March 31,2008	29.90	19.25
June 30, 2008	21.50	18.45
September 30, 2008	19.00	14.28
December 31, 2008	18.00	11.70

As of December 31, 2008, the Company had 337 stockholders of record.

The Company's second repurchase plan was announced on May 18, 2004 and allowed for the repurchase of 117,000 shares of the Company's stock, which represented approximately 5% of the Company's outstanding shares.  Subsequently, the Company announced increases in the repurchase plan of 100,000, 50,000, 50,000 and 50,000 shares on March 22, 2005, October 18, 2005, August 21, 2007, and February 26, 2008, respectively.  As of December 31, 2008 there are 53,302 shares remaining to be purchased under the current repurchase plan.

The following table sets forth the issuer purchases of equity securities during the prior three months.

	Total number shares purchased	Average price paid per share	Total number of shares purchased under publicly announced plan	Maximum number of shares that may be purchased under the repurchase plan

October 1– October 31	-	$-	309,172	367,000
November 1- November 30	1,326	14.75	310,498	367,000
December 1- December 31	3,200	14.05	313,698	367,000

Set forth below is certain information as of December 31, 2008 regarding equity compensation to directors and executive officers of the Company approved by stockholders.  Other than the employee stock ownership plan, the Company did not have any equity plans in place that were not approved by stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price		Number of securities remaining available for issuance under plan

Equity compensation plans approved by stockholders	90,485 options	$$18.82	(1)	17,456 (options)/900 (restricted stock)
Equity compensation plans not approved by stockholders	-	-		-
Total	90,485	$18.82	(1)	17,456 (options)/900 (restricted stock)
(1)   Represents the exercise price of options awarded under the stock option plan.

ITEM 6                  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

Our results of operations typically depend primarily on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and interest-earnings deposits with other financial institutions, and the interest we pay on our interest-bearing liabilities, consisting primarily of savings accounts, time deposits and borrowings.  Our results of operations are also affected by our provisions for loans losses, other income and other expense.  Other income consists primarily of insurance commissions and service charges on deposit accounts.  Other expense consists primarily of noninterest expense, including salaries and employee benefits, occupancy, equipment, data processing and deposit insurance premiums.  Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities. The Company’s exposure to credit risk is significantly affected by changes in the economy of Chicago and its suburban areas.

Business Strategy

Our business strategy is to operate as a well-capitalized, profitable, community-oriented savings bank dedicated to providing quality customer service.  In the past, we implemented our business strategy by emphasizing the origination of one- to four-family loans and other loans secured by real estate.  We will continue to be primarily a one- to four-family lender with the ability to originate FHA loans.  In the past, we broadened the scope of our loan products and services to include commercial real estate based loans, however, in light of the recent economic conditions and their impact on commercial real estate in particular, we have discontinued our commercial lending services.. There can be no assurances that we will successfully implement our strategy.

Highlights of our business strategy are as follows:

•
Continuing One- to four-family Residential Real Estate Lending.  Historically, we have emphasized one- to four-family residential lending within our market area.  As of December 31, 2008, $84.4 million, or 65.4%, of our total loan portfolio consisted of one- to four-family residential real estate loans.  During the year ended December 31, 2008, we originated $16.5 million of one- to four-family residential real estate loans.  We intend to continue to originate one- to four-family loans because of our expertise with this type of lending.

•
Providing an outlet for Federal Housing Authority (“FHA”) loans.  We are committed to meeting the financial needs of the communities in which we operate.  In particular, we have begun accepting applications for FHA loans. The Company compiles all the necessary underwriting documents for FHA loans and then forwards those documents to an unaffiliated third party for underwriting and funding.  We do not carry any FHA loans in our loan portfolio. Our objective is to actively market our FHA loan services to our existing customers, as well as new customers within our market area.

Comparison of Financial Condition at December 31, 2008 and December 31, 2007

Total consolidated assets as of December 31, 2008 were $244.0 million, a decrease of $4.4 million or 1.8% from $248.3 million at December 31, 2007.  The decrease was primarily due to a decrease in cash and cash equivalents and loans receivable, partially offset by an increase in certificates of deposits at other financial institutions and securities.  Loans receivable decreased $6.6 million or 4.9% to $126.4 million at December 31, 2008 from $133.0 million at December 31, 2007.  The decrease in loans was primarily due to increases in the allowance for loan losses, payoffs and more stringent underwriting and credit standards in the commercial and home equity loan categories, reflecting management’s decision to be more conservative in its loan originations during the severe economic downturn.  Certificates of deposit increased $3.8 million or 126.8% to $6.8 million at December 31, 2008 from $3.0 million at December 31, 2007.  The Company invested $4.0 million during the first quarter of 2008 in certificates of deposit at other financial institutions.  The certificates were invested in maximum increments of $100,000 with yields ranging from 3.25% to 3.40% and maturities ranging from nine months to three years.  Securities increased $8.4 million or 10.4% to $89.9 million at December 31, 2008 from $81.4 million at December 31, 2007.  The increase in securities primarily reflects purchases of $13.0 million of fixed-rate government-backed notes and bonds, of which $10.0 million had call features, and $36.2 million in mortgage-backed securities. The average term to maturity of the fixed-rate note and bond securities was 90 months; the average term to maturity of the mortgage-backed securities was 114 months.

Total deposits decreased $10.2 million to $180.3 million at December 31, 2008 from $190.5 million at December 31, 2007.  The decrease in deposits occurred in the certificates of deposit category, while the balances of passbook and money market accounts both increased.  Certificates of deposit decreased $15.4 million to $107.3 million at December 31, 2008 from $122.8 million at December 31, 2007.  Passbook savings accounts increased $849,000 to $39.0 million at December 31, 2008 compared to $38.1 million at December 31, 2007.  Money market accounts increased to $13.0 million at December 31, 2008 from $7.3 million at December 31, 2007.

FHLB advances increased $6.8 million or 29.2% to $30.2 million at December 31, 2008 from $23.4 million at December 31, 2007.  The Bank borrowed $13.8 million in fixed-rate advances from the FHLB during 2008.  The advances had maturities of two to five years with a weighted average cost of 3.3%.

The Company had non-performing assets of $3.7 million as of December 31, 2008 and $934,000 as of December 31, 2007.  The increase in non-performing assets resulted mainly from an increase in non-performing commercial real estate loans.  The allowance for loan losses totaled $2.7 million at December 31, 2008 and $1.5 million at December 31, 2007.  This represents a ratio of the allowance for loan losses to gross loans receivable of 2.12% at December 31, 2008 and 1.15% at December 31, 2007.  The allowance for loan losses to non-performing loans was 73.2% at December 31, 2008 and 164.8% at December 31, 2007.

The Company has six single-family loans on non-accrual status, one of which is also impaired, as of December 31, 2008.  The Company has two commercial lending relationships with principal balances in excess of $500,000 that are impaired and on non-accrual as of December 31, 2008.  Additionally, the Company has five commercial lending relationships that are impaired, but are not more than 90 days delinquent at December 31, 2008, two of which have principal balances in excess of $500,000.  The following paragraphs detail further information on the large commercial loans.  The Company has no large single family or other loans that are impaired or more than 90 days delinquent as of December 31, 2008.

The Company has a $4.0 million participation interest in a $26.2 million loan secured by vacant land that the borrower intended to develop into a residential/commercial site.  The borrower defaulted on the loan and the property is now in foreclosure proceedings.  The lead lender conducted an appraisal of the property in the fourth quarter of 2008 that reflects a range of fair values based upon city zoning and the retention of the property’s tax incentive (“TIF”) status.  Based on the appraisal and consideration of all known facts, the Company has charged off $2.3 million of the outstanding loan balance at December 31, 2008.

The Company has three mortgage loans to one borrower totaling $2.7 million secured by two retail office space commercial buildings.  The borrower defaulted on these mortgage loans, therefore the properties are currently in foreclosure proceedings. During the fourth quarter, management obtained updated appraisals on these properties.  Based on deterioration in fair values, as detailed in the appraisal, the Company charged off $957,000 of the outstanding loan balance as of December 31, 2008.

The Company has a $3.0 million or 3.3% participation in a $91.5 million loan secured by an indoor water park.  Though the borrower continued to pay interest through December 2008, they previously indicated that they were in financial difficulty and wanted to restructure the interest-only loan.  Several troubled debt restructuring options have been presented; however, the borrower has not agreed to restructure the loan.  Due to negative cash flows and identified concerns with the borrower, the Company has recorded a $600,000 impairment reserve on this property as of December 31, 2008.

The Company has a $2.9 million mortgage loan on a 46 unit apartment building in Chicago that is deemed to be impaired, but in which the borrower is current in its payments as of December 31, 2008.  The borrower had experienced financial difficulty and requested the loan be restructured in the fourth quarter of 2008.  The Company restructured the interest rate on the loan and obtained an appraisal on the property in December of 2008.  Accordingly, the Company has recorded a $600,000 impairment reserve on this property as of December 31, 2008.

While these properties are in the midst of foreclosure or possible restructuring there is no guarantee that the fair value of the properties will not decline further.  Therefore, although the Company recorded its best estimate of probable losses expected at December 31, 2008, there may be additional losses on these properties in the future.

Total stockholders’ equity decreased $831,000 to $27.1 million at December 31, 2008 from $27.9 million at December 31, 2007.  The decrease in stockholders’ equity primarily resulted from the net loss of $2.1 million during the twelve months ended December 31, 2008 and the repurchase of shares of the Company’s stock during the twelve months ended December 31, 2008, offset by an increase in other comprehensive income due to the increased fair value of the available for sale securities portfolio.  The Company repurchased 11,239 shares of its common stock at a cost of $197,000 during the twelve months ended December 31, 2008.  In addition, during the year the Company declared and paid four quarterly dividends of $0.11 cents per share, and one special dividend of $0.50 per share.  With the non-objection of the Office of Thrift Supervision (“OTS”) AJS Bancorp, MHC (the “MHC”) waived 100% of the dividends due on its 1,227,544 shares.  The fair value, net of taxes, of the available for sale securities portfolio increased $1.5 million at December 31, 2008 compared to a tax effective increase in fair value of $695,000 at December 31, 2007.

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

Comparison of Operating Results for the Years Ended December 31, 2008 and December 31, 2007

General.  The Company recorded a net loss of $2.1 million for the year ended December 31, 2008 compared to net income of $559,000 for the year ended December 31, 2007.  As discussed in more detail below, the net loss in 2008 compared with net income in 2007 reflects an increase in the provision for loan losses, a decrease in net interest income, and a decrease in non-interest income, offset by a decrease in non-interest expense.

Interest Income.  Total interest income decreased to $12.0 million for the twelve months ended December 31, 2008, down $1.9 million or 13.6% from $13.9 million for the same period in 2007.  The decrease in our interest income is primarily due to a lower average yield earned on all categories of our interest-earning assets.

Interest income from loans decreased by $755,000 to $7.7 million for the year ended December 31, 2008, from $8.5 million for the year ended December 31, 2007.  The decrease in interest income from loans was primarily due to a decrease in the average yield earned on loan balances during the year.  The average yield on loans decreased to 5.75% during 2008 from 6.30% during 2007.  Average loan balances remained stable at $134.7 million during the year ended December 31, 2008 and 2007.

Interest income from interest-earning deposits decreased $1.0 million, or 69.3%, to $447,000 for the year ended December 31, 2008, from $1.5 million for the year ended December 31, 2007.  The decrease resulted from decreases in the average balances and in the interest rate earned on the deposits.  Average balances decreased to $17.7 million from $29.0 million, while the average yield decreased to 2.53% from 5.03% for the comparable twelve-month periods.  The decrease in the average balance of interest earning deposits was caused primarily by a decrease in demand account balances at other financial institutions and the FHLB, offset by an increase in our of certificates of deposit balances held at other financial institutions.

Interest income from federal funds sold decreased $96,000, or 64.4%, to $53,000 for the year ended December 31, 2008, from $149,000 for the year ended December 31, 2007.  The decrease resulted from reductions in the average balances and in the average yield earned on federal funds sold.  Average balances decreased to $1.6 million from $2.9 million, while the average yield decreased to 3.3% from 5.1% for the comparable twelve-month periods.  The decrease in average balances was due to a reduction in the Company’s cash balances as interest rates earned on federal funds reached record lows during the fourth quarter of 2008.

Interest Expense.  Interest expense on deposits decreased by $1.9 million, or 29.4% to $4.6 million for the year ended December 31, 2008, from $6.6 million for 2007.  The decrease in our cost of deposits reflected the lower average market interest rates during 2008, certificates of deposit maturing and renewing at lower rates during 2008, as well as a decrease in average deposit balances during the year.  Average deposits decreased to $181.9 million for the year ended December 31, 2008, from $196.3 million for 2007.  Our average cost of deposits decreased to 2.55% from 3.34% for the respective periods.  Interest expense on borrowings increased to $1.3 million for the twelve months ended December 31, 2008, from $1.1 million for the same period during 2007, which was due to an increase in average FHLB borrowings.

Net interest income decreased by $125,000 or 2.0% to $6.1 million for the year ended December 31, 2008 from $6.2 million for the same period in 2007.  Average interest earning assets were $234.7 million and $249.1 million during the comparative 2008 and 2007 twelve-month periods while the average yield was 5.11% and 5.58% respectively.  Our net interest rate spread increased 23 basis points to 2.34% from 2.11% while our net interest margin increased 11 basis points to 2.59% from 2.48% reflecting a more pronounced downward repricing of our interest-bearing liabilities as compared with our interest-earning assets.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 109.88% for the year ended 2008 from 112.24% for the year ended December 31, 2007.  The increase in our net interest rate spread and net interest margin reflects the fact that during the year ended December 31, 2008 the cost of average interest-bearing liabilities decreased at a faster pace than the yield earned on average interest-earning assets

Provision for Loan Losses.  We established a provision for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based upon our evaluation, there was a provision for loan losses of $4.3 million for the twelve months ended December 31, 2008 compared to a loan loss provision of $179,000 for the twelve months ended December 31, 2007.  The loan loss provision made for the twelve months ended December 31, 2008 were based, in part, on the continuation of negative economic trends, as well as, charge-offs and impairment reserves recorded on commercial loan properties.  The Company recorded charge-offs of $3.2 million and recoveries of $67,000 during the twelve months ended December 31, 2008.  These loans and the properties securing these loans are discussed in-depth in the preceding paragraphs.  The Company had a 2.12% allowance for loan loss to gross loans receivable at December 21, 2008 compared to 1.15% allowance for loan loss to gross loans receivable at December 31, 2007.  At December 31, 2008 the FAS 5 portion of the allowance was 1.08%, whereas at December 31, 2007 the FAS 5 portion of the allowance was 1.15%.  Based on economic and real estate downturns and with consideration to the increase in Company charge offs, the Company has increased its FAS 5 general reserve allocations.  The comparative year over year decrease in the FAS 5 general reserve is the result of $10.3 million of primarily commercial loans with the highest FAS 5 allocation that were included in the FAS 5 general reserve at December 31, 2007 that are now specifically evaluated for impairment under FAS 114.  Had these loans remained in the FAS 5 general reserve at December 31, 2008, the FAS 5 general reserve to gross loans would have been 0.15% higher, or 1.23%.  Any loan loss provisions made are to maintain the allowance at levels that reflect management’s estimate of known and inherent losses in our loan portfolio.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses as of December 31, 2008 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Non-interest Income.  Non-interest income decreased $93,000 or 10.8% to $765,000 for the year ended December 31, 2008 from $858,000 for the year ended 2007.  The decrease was primarily due to a $87,000 decrease in service fees, a $89,000 decrease in insurance commissions, and a $28,000 decrease in rental income offset by a $94,000 increase in earnings on bank owned life insurance, and a $17,000 gain on the sale of securities available for sale.

Service fee income decreased $87,000 or $17.5% to $410,000 for the year ended December 31, 2008 from $497,000 for the same period in 2007.  The decrease was primarily due to decreases in prepayment penalties and late fees paid during the year ended December 31, 2008 compared to the same period in 2007.

Insurance commission income decreased $89,000 or 62.2% primarily due to a decrease in the sale of fixed and variable rate annuities for the comparable periods as investors avoided most non-insured financial market instruments.

Rental income decreased $28,000 or 23.3% primarily due to one of the Company’s larger rental units remaining vacant throughout 2008, while in 2007 it was occupied for the majority of the year.  Had the unit remained occupied for all of 2008 rental income would have increased by approximately $34,000.

Earnings on bank owned life insurance increased $94,000 or 174.1% primarily due to an increase in the cash surrender value of the Company’s bank owned life insurance.  The Company purchased $3.0 million of BOLI in August of 2007.

Non-interest Expense.  Non-interest expense decreased $55,000 or 0.9% to $6.0 million for both years ended December 31, 2008 and 2007.  The decrease primarily reflects decreases in salaries and employee benefits, loss on the sale of other real estate owned, and loss on the impairment of a mutual fund, offset by increases in occupancy expense, loss on the sale of mutual fund, and other non-interest expense items.

Salaries and employee benefits decreased $145,000 or 4.5% to $3.1 million for the year ended December 31, 2008 compared to $3.3 million for the same period last year.  Salaries and employee benefits decreased primarily due to a reduction in the cost of the recognition and retention and stock option plans.  The awards under these plans were fully vested as of May 21, 2008, and accordingly, the benefit expense decreased $168,000 for the comparable periods.

Loss on sale of other real estate owned decreased $56,000 due to the foreclosure and subsequent sale of one commercial loan property that occurred during the 2007 year.  The Company did not take a loss on the sale of other real estate owned during 2008.

The Company recorded a $244,000 loss related to an other than temporary impairment on the Company’s Shay AMF Ultra Short Mortgage fund (“mutual fund”) during 2007.  In April of 2008, the Company recorded a $192,000 loss on the sale of 100% of its investment in this mutual fund.  The Company sold the mutual fund to avoid expected further declines in fair value, which did occur.  The Company has not experienced an other than temporary impairment on any of its securities held as of December 31, 2008.

Occupancy expense increased $70,000 or 9.0% to $849,000 for the year ended December 31, 2008 compared to $779,000 for the same period in 2007.  The increase reflects the Company’s successful appeal of the real estate tax assessment and the resulting refund of real estate taxes received during the year ended December 31, 2007, as well as an increase in maintenance expenses on the buildings for the year ended December 31, 2008 when compared to the same period in 2007.

Other non-interest expense items increased $65,000 or 11.1% to $652,000 for the twelve months ended December 31, 2008 compared to $587,000 for the same period last year.  Loan fees increased $20,000, depreciation on automobiles increased $15,000, and loss on fair value of securities increased $13,000, respectively, for the comparable periods.  The increase in loan fees was primarily due to increased costs associated with obtaining appraisals on distressed properties, fees charged in conjunction with foreclosures on participation loans.  Depreciation on automobiles increased due to the purchase of an automobile during the first quarter of 2008.

Provision for Income Taxes.  The Company had a federal and state tax benefit of $1.4 million for the year ended December 31, 2008 and a tax expense of $275,000 during the same period of 2007.  The $1.7 million change is due to the pre-tax loss recognized during the period.

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

Gain on the sale of loans decreased $54,000 or 100% during the twelve-month period ended December 31, 2007 reflecting management’s decision to portfolio the loans originated during 2007.  Management may decide to sell loans in the secondary market in the future.  Rental income decreased $19,000 or 13.7% primarily due to several vacant rental units that were occupied during 2006. During the twelve months ended December 31, 2007 four rental units located at our 80th Avenue facility terminated their leases. The termination of these four leases will result in reduced rental income of approximately $18,000 per quarter.  Accordingly, the Company expects the rental income to decline in the future.

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

Average Balance Sheets

The following tables present for the periods indicated the total dollar amount of interest income on average interest-earning assets and the resultant yields, the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, as well as yields and costs at December 31, 2008.  No tax equivalent adjustments were made.  All average balances are monthly average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.

	Years Ended December 31,
	2008			2007			2006
	Average Outstanding Balance	Interest Earned/ Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$134,654	$7,737	5.75%	$134,709	$8,492	6.30%	$149,394	$9,250	6.19%
Securities	80,689	3,762	4.66	82,526	3,791	4.59	70,338	2,874	4.09
Interest-earning deposits and other	17,688	447	2.53	28,996	1,458	5.03	26,156	1,227	4.69
Federal funds	1,625	53	3.26	2,881	149	5.17	4,859	238	4.90
Total interest-earning assets	$234,656	11,999	5.11	$249,112	13,890	5.58	$250,747	13,589	5.42

Interest-bearing liabilities:
Passbook savings	$38,880	352	0.91	$39,258	448	1.14	$42,686	468	1.10
NOW accounts	22,728	38	0.17	22,741	58	0.26	22,005	69	0.31
Money market accounts	10,396	159	1.53	8,949	259	2.89	8,717	246	2.82
Time deposits	109,851	4,086	3.72	125,374	5,796	4.62	120,588	4,953	4.11
Total deposits	181,855	4,635	2.55	196,322	6,561	3.34	193,996	5,736	2.96
FHLB advances and other	31,692	1,299	4.10	25,614	1,139	4.45	29,963	1,281	4.28
Total interest-bearing liabilities	$213,547	5,934	2.78	$221,936	7,700	3.47	$223,959	7,017	3.13

Net interest income		$6,065			$6,190			$6,572
Net interest rate spread						2.11%			2.29%
Net earning assets	$21,109		2.34%	$27,176			$26,788
Net yield on average interest- earning assets			2.59%			2.48%			2.62%
Average interest-earning assets to average interest-bearing liabilities			109.88%			112.24%			111.96%

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

	Years Ended December 31,
	2008 vs. 2007			2007 vs. 2006
	Increase/(Decrease)		Total	Increase/(Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets
Loans receivable	$(3)	$(752)	$(755)	$(923)	$165	$(758)
Securities	(85)	56	(29)	534	383	917
Interest-earning deposits and other	(444)	(567)	(1,011)	139	92	231
Federal funds	(52)	(44)	(96)	(102)	13	(89)
Total interest-earning assets	$(584)	$(1,307)	$(1,891)	$(352)	$653	$301

Interest-bearing liabilities
Transaction and savings deposits	33	(249)	(216)	(30)	12	(18)
Certificate accounts	(718)	(992)	(1,710)	197	646	843
Borrowings	270	(110)	160	(186)	44	(142)
Total interest-bearing liabilities	$(415)	$(1,351)	$(1,766)	$(19)	$702	$683

Net interest income	$(169)	$44	$(125)	$(333)	$(49)	$(382)

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

Net Portfolio Value.  In past years, many savings associations have measured interest rate sensitivity by computing the “gap” between the assets and liabilities which are expected to mature or reprice within certain time periods based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the Office of Thrift Supervision.  However, the Office of Thrift Supervision now requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance-sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value.  The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value.  The Office of Thrift Supervision model estimates the economic value of each type of asset, liability and off-balance-sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 50 to 300 basis points.  (A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 7% to 8% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below).  The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

The table below sets forth, as of September 30, 2008 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.

	Net Portfolio Value			Net Portfolio Value as a % of Present Value of Assets/Liabilities
Change in Interest Rates (Basis Points)	Estimated NPV	Amount of Change	Percent	NPV Ratio	Change(1)
	(Dollars in thousands)

+300	$28,824	$(5.959)	(17)%	11.61%	(186)
+200	30,991	(3,792)	(11)	12.31	(116)
+100	33,072	(1,711)	(5)	12.96	(51)
+50	33,822	(961)	(3)	13.18	(29)
0	34,783	-	-	13.47	-
-50	34,913	130	0	13.47	0
-100	35,184	401	1	13.53	6
(1)  Expressed in basis points.

The table above indicates that at September 30, 2008, in the event of a 100 basis point decrease in interest rates, we would experience a 1% increase in net portfolio value.  In the event of a 200 basis point increase in interest rates, we would experience an 11% decrease in net portfolio value.

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

Allowance for Loan Losses.  The allowance for loan losses represents management's estimate of probable incurred credit losses inherent in the loan portfolio.  Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on the consolidated balance sheet.  Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

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

Other Than Temporary Impairment. We review investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance set forth in Statement of Financial Accounting Standards 115, “Accounting for Certain Investments in Debt and Equity Securities”

(“SFAS 115”) on a quarterly basis. We have developed a methodology for conducting quarterly impairment evaluation with consideration given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 16.1% and 20.4% for the years ended December 31, 2008 and 2007.  We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments.  We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning investments and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits with the Federal Home Loan Bank of Chicago amounted to $1.5 million at December 31, 2008 and $3.2 million at December 31, 2007.  For additional information about cash flows from our operating, financing, and investing activities, see Consolidated Statements of Cash Flows included in the consolidated financial statements.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents, which are a product of our operating, investing and financing activities.  Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts, along with advances from the Federal Home Loan Bank of Chicago.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago which provide an additional source of funds.  At December 31, 2008, we had $30.2 million in advances from the Federal Home Loan Bank of Chicago.  Of this amount, $10.9 million is due within one year, $14.3 million is due between one and three years, $5.0 million is due between four and five years.

At December 31, 2008, we had outstanding commitments of $4.6 million to originate loans.  This amount does not include the unfunded portion of loans in process.  At December 31, 2008, certificates of deposit scheduled to mature in less than one year totaled $81.0 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In addition, the cost of such deposits may be significantly higher upon renewal in a rising interest rate environment.  We intend to utilize our high levels of liquidity to fund our lending activities.

Liquidity.  We are required to maintain liquid assets in an amount that would ensure our safe and sound operation.  Our liquidity ratio at December 31, 2008 was 11.8%.

The following table sets forth our contractual obligations and commercial commitments at December 31, 2008.

	Total	Less than 1 year	1-3 Years	4-5 years	After 5 Years
	(In thousands)

FHLB advances	$30,175	$10,875	$14,300	$5,000	$-
Time deposits	107,311	80,985	17,942	8,384	-
Non-qualified, unfunded retirement plan	1,555	96	-	-	1,459

	Total Amounts Committed	Less than 1 year	1-3 Years	4-5 years	Over 5 Years
	(In thousands)

Lines of credit (1)	$14,263	$2,505	$3,105	$8,343	$310
Standby letters of credit (1)	190	190	-	-	-
Other commitments to extend credit (1)	4,599	4,599	-	-	-
Total	$19,052	$7,294	$3,105	$8,343	$310
________________________________
(1)	Represents amounts committed to customers.

Not included above is the $1.3 million liability for the Employee Stock Ownership Plan   (“ESOP”) put option. This option allows the ESOP participant, following termination of their employment, to ‘put’ their stock back to the Company at the fair value as determined by an independent appraisal.  It is unlikely that all of the plan participants will put their stock back to the Company at any one time, however, should they choose to do so the participants could put their stock back to the Company during 2009.

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

Not applicable.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on the criteria established in the Internal Control-Integrated Framework.

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

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain owners and management is incorporated herein by reference from the Company’s Proxy Statement, specifically the section captioned “Voting Securities and Principal Holder Thereof”.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning relationships and transactions is incorporated herein by reference from the Company’s Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons”.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s Proxy Statement.

ITEM 15.                EXHIBITS

3.1	Certificate of Incorporation of AJS Bancorp, Inc. (1)
3.2	Bylaws of AJS Bancorp, Inc. (1)
4	Form of Common Stock Certificate of AJS Bancorp, Inc. (1)
10.1	Employment Agreement with Thomas R. Butkus(2)
10.2	Employment Agreement with Lyn G. Rupich(3)
10.3	AJS Bancorp, Inc. 2003 Stock Option Plan(4)
10.4	AJS Bancorp, Inc. 2003 Recognition and Retention Plan(4)
10.5	Amendments to 2003 Stock Option Plan(5)
13	Financial Statements
14	Code of Ethics(2)
21	Subsidiaries of the Registrant
23	Consent of Auditors to incorporate financial statements into Form S-8
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________
(1)	Incorporated by reference to the Company’s registration statement on Form S-1 (commission file number 333-69482, filed on September 17, 2001, as amended)
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 23, 2008
(3)	Incorporated by reference to the Company’s Current Report on Form 8 - K filed on October 24, 2008.
(4)	Incorporated by reference to the Company’s registration statement on Form S-8 (commission file number 333-105598, filed on May 28, 2003)
(5)	Incorporated by reference to the Company’s Annual Report on Form 10 - K for the year ended December 31, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AJS Bancorp, Inc.

Date:	March 16, 2009	By:	/s/ Thomas R. Butkus
Thomas R. Butkus,
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas R. Butkus	By:	/s/ Lyn G. Rupich
	Thomas R. Butkus, Chairman of the Board		Lyn G. Rupich, President
	and Chief Executive Officer		Principal Operating Officer
(Principal Executive Officer)

Date:	March 16, 2009	Date:	March 16, 2009

By:	/s/ Pamela N. Favero	By:	/s/ Roger L. Aurelio
	Pamela N. Favero, Chief Financial Officer		Roger L. Aurelio, Director

Date:	March 16, 2009	Date:	March 16, 2009

By:	/s/ Raymond J. Blake	By:	/s/ Richard J. Nogal
	Raymond J. Blake, Director		Richard J. Nogal, Director

Date:	March 16, 2009	Date:	March 16, 2009

By:	/s/ Edward S. Milen
Edward S. Milen, Director

Date:	March 16, 2009