Form 10-Q
period 2009-03-31
AJS BANCORP INC
filed 2009-05-13
CIK 1144515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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

Large accelerated filer *	Accelerated filer *
Non-accelerated filer *	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes  ☐   No   ☒

On May 2, 2009, the issuer had 2,024,715 shares of common stock issued and outstanding, $0.01 per share par value.

Transitional Small Business Disclosure Format.  Yes  ☒     No  ☐

AJS BANCORP, INC.

Form 10-Q Quarterly Report

Index

ITEM 1.  FINANCIAL STATEMENTS

AJS Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands of dollars, except share data)
(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents
Cash and due from banks (interest-earning: 2009 – $1,854; 2008 – $2,077)	$6,904	$7,335
Federal funds sold	-	58
Total cash and cash equivalents	6,904	7,393

Certificates of deposit	4,698	6,797
Trading securities	16	18
Securities available-for-sale	79,079	89,490
Securities held-to-maturity	365	367
Loans, net of allowance of $2,592 at March 31, 2009, $2,734 at December 31, 2008	131,428	126,395
Federal Home Loan Bank stock, at cost	2,450	2,450
Premises and equipment	4,226	4,262
Bank-owned life insurance	3,238	3,202
Accrued interest receivable	1,000	1,027
Other assets	4,272	2,569

Total assets	$237,676	$243,970

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$175,224	$180,291
Federal Home Loan Bank advances	29,550	30,175
Advance payments by borrowers for taxes and insurance	929	1,502
Other liabilities and accrued interest payable	4,245	4,905
Total liabilities	209,948	216,873

Stockholders' equity
Preferred stock, $.01 par value, 20,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 50,000,000 shares authorized; 2,444,521 shares issued at March 31, 2009 and December 31, 2008	24	24
Additional paid in capital	12,142	11,728
Treasury stock at cost (419,806 shares at March 31, 2009 and 418,888 at December 31, 2008)	(9,805)	(9,795)
Retained earnings	24,058	23,764
Accumulated other comprehensive income	1,309	1,376
Total stockholders' equity	27,728	27,097

Total liabilities and stockholders' equity	$237,676	$243,970

See notes to consolidated financial statements

Index

AJS Bancorp, Inc.
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Interest and dividend income
Loans	$1,700	$2,098
Securities	963	909
Interest-earning deposits and other	52	131
Federal funds sold	1	51
Total interest income	2,716	3,189

Interest expense
Deposits	904	1,384
Federal Home Loan Bank advances and other	302	304
Total interest expense	1,206	1,688

Net interest income	1,510	1,501
Provision for loan losses	-	-

Net interest income after provision for loan losses	1,510	1,501

Non-interest income
Service fees	117	107
Insurance commissions	15	17
Gain on security sales	310	-
Other	84	58
Total non-interest income	526	182

Non-interest expense
Compensation and employee benefits	740	800
Occupancy expense	206	219
Data processing expense	96	99
Advertising and promotion	47	46
Changes in fair value of trading securities	2	123
Other	356	283
Total non-interest expense	1,447	1,570

Income before income taxes	589	113

Income taxes	207	25

Net income	$382	$88

Earnings per share
Basic	$0.19	$0.04
Diluted	0.19	0.04
Weighted average shares - Diluted	2,025,458	2,048,362

Comprehensive income	$315	$671

See notes to consolidated financial statements

Index

AJS Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities
Net income	$382	$88
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	72	58
Provision for loan losses	-	-
Deferred income taxes	(495)	-
Net amortization of securities	21	-
Stock award compensation expense	-	50
Stock option compensation expense	-	15
Earnings on bank owned life insurance	(36)	(34)
Gain on the sale of available securities for sale	(310)	-
Dividend reinvestments	-	(133)
Changes in
Fair value of trading securities	2	123
Accrued interest receivable and other assets	690	149
Accrued interest payable and other liabilities	(246)	(185)
Net cash from operating activities	80	131

Cash flows from investing activities
Trading securities
Redemption	-	44
Securities available-for-sale
Purchases	(13,398)	(9,850)
Sales	7,266	-
Maturities and principal payments	14,894	12,921
Securities held-to-maturity
Maturities and principal payments	2	67
Net change in certificates of deposit	2,099	(4,000)
Net change in loans	(5,033)	(3,692)
Purchase of equipment	(36)	(58)
Net cash from (used in) investing activities	5,794	(4,568)

Cash from financing activities
Net change in deposits	(5,067)	(1,967)
Net change in advance payments by borrowers for taxes and insurance	(573)	(417)
Net change in Federal Home Loan Bank advances	(625)	12,225
Dividends paid	(88)	(88)
Purchase of treasury stock	(10)	-
Net cash from (used in) financing activities	(6,363)	9,753

Net change in cash and cash equivalents	(489)	5,316

Cash and cash equivalents at beginning of period	7,393	18,373

Cash and cash equivalents at end of period	$6,904	$23,689

See notes to consolidated financial statements

Index

Supplemental non-cash disclosures:
Securities transferred from available for sale to trading upon adoption of SFAS 159	$-	$11,513
Due from broker	1,830	-

See notes to consolidated financial statements

Index

AJS Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Three months ended March 31, 2009 and 2008
(in thousand of dollars)
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2007	$24	$11,079	$(9,598)	$26,543	$(120)	$27,928
ESOP put option	-	402	-	-	-	402
Stock awards earned	-	50	-	-	-	50
Stock options compensation	-	15	-	-	-	15
Adjustment to initially apply SFAS No. 159 net of tax	-	-	-	46	(46)	-
Cash dividend ($0.11 per share)	-	-	-	(88)	-	(88)
Comprehensive income:
Net income	-	-	-	88	-	88
Change in unrealized gain (loss) on securities available for sale, net of taxes	-	-	-	-	583	583
Total comprehensive income						671

Balance at March 31, 2008	$24	$11,546	$(9,598)	$26,589	$509	$29,070

Balance at December 31, 2008	$24	$11,728	$(9,795)	$23,764	$1,376	$27,097
ESOP put option	-	414	-	-	-	414
Purchase of 918 shares of treasury stock	-	-	(10)	-	-	(10)
Cash dividend ($0.11 per share)	-	-	-	(88)	-	(88)
Comprehensive income:
Net income	-	-	-	382	-	382
Change in unrealized gain (loss) on securities available for sale, net of taxes	-	-	-	-	(67)	(67)
Total comprehensive income						315

Balance at March 31, 2009	$24	$12,142	$(9,805)	$24,058	$1,309	$27,728

See notes to consolidated financial statements

Index

AJS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

Note 1 – Basis of Presentation

Principles of Consolidation: The accompanying consolidated interim financial statements include the accounts of AJS Bancorp, Inc. ("Company") and its wholly owned subsidiary, A. J. Smith Federal Savings Bank ("Bank").  All significant intercompany balances and transactions have been eliminated.

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-. Q Accordingly, certain disclosures required by U.S. generally accepted accounting principles are not included herein.  These interim statements should be read in conjunction with the Company's Annual Report on Form 10-K.  The December 31, 2008 balance sheet presented herein has been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K, but does not include all of the disclosures required by U. S. generally accepted accounting principles.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2009.  In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2 – Earnings Per Share

Basic earnings per share for the three months ended March 31, 2009 and 2008 were computed by dividing net income by the weighted average number of shares outstanding.  Diluted earnings per share for the three months ended March 31, 2009 and 2008 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards.  Computations for basic and diluted earnings per share are provided below.

	For the Three Months
	Ended March 31,
	2009	2008
	(in thousands, except per share data)
Basic
Net income	$382	$88
Weighted average common shares outstanding	2,025	2,034

Basic earnings per common share	$0.19	$0.04

Index

	For the Three Months
	Ended March 31,
	2009	2008
	(in thousands, except per share data)

Diluted
Net income	$382	$88
Weighted average common shares outstanding	2,025	2,034
Dilutive effect of stock awards	-	-
Dilutive effect of stock options	-	14

Diluted average common shares	2,025	2,048

Diluted earnings per common share	$0.19	$0.04

There were 90,485 options that were anti-dilutive for the period ended March 31, 2009 and no shares or options that were anti-dilutive for the period ended March 31, 2008.

Note 3 – New Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. (FSP EITF 03-6-1). This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method of FASB Statement No. 128, Earnings Per Share. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Impact of adoption had no material impact on the current or comparative period earnings per share calculation.

Recently Issued and Not Yet Effective Accounting Standards:

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That

Index

Are Not Orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.  In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP in the second quarter.

Note 4 – Fair Value

Fair Value Option

The Company elected the fair value option for its equity investment securities due to concerns regarding the other than temporary impairment of a significant portion of those investments.  Upon adoption of SFAS 159, no changes to the carrying value of elected securities were recorded as securities were carried at fair value at the date of election.  The Company recorded a stockholders’ equity reclassification adjustment of $46,000 from accumulated other comprehensive income to retained earnings.  There was no net balance sheet impact upon adoption.

Upon adoption of Statement 159, mortgage mutual fund and stock investment securities of $11.4 million and $76,000 were reclassified from securities available-for-sale to trading securities.  During the quarter ended June 30, 2008 the Company sold 100% of its mutual fund investment at a total realized loss of $192,000, with the change in fair value recognized through earnings during 2008.  Prior to adoption, the mortgage mutual fund and stock investment securities were carried at fair value and had $0 and $76,000, respectively, of pre-tax unrealized gains and $0 and $46,000, respectively, of after-tax unrealized gains included in accumulated other comprehensive income.

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

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Index

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

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value.  Loans transferred to other real estate owned are transferred at lower of cost or fair value.  Fair value is measured based on the value of the collateral securing these loans.  Collateral is primarily real estate and its fair value is generally determined based on real estate appraisals or other evaluations by qualified professionals. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Assets measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
March 31, 2009:
Trading securities	$16	$16	$-	$-
Available for sale securities	79,079	-	79,079	-

December 31, 2008:
Trading securities	18	18	-	-
Available for sale securities	89,490	-	89,490	-

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

March 31, 2009:
Impaired loans	$4,702	$-	$-	$4,702

December 31, 2008
Impaired loans	5,129	-	-	5,129

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5.9 million and $6.5 million at March 31, 2009 and December 31, 2008 reduced by allowance allocations of $1.2 million and $1.3 million, respectively.  For the three months ended March 31, 2009 and 2008, no additional provisions were recorded on impaired loans.

Index

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

Critical Accounting policies

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries.  Management estimates the allowance balance required using past loan loss experience; known and probable incurred losses in the nature and volume of the portfolio that are both probable and estimable; information about specific borrower situations; and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.  Loan losses are charged against the allowance when management believes that the uncollectiblity of a loan balance is confirmed.  The allowance consists of specific and general components.  The general allocation is determined by segregating the remaining loans by type of loan and risk weighting them (if applicable).  This analysis establishes factors that are applied to the loan groups to determine the amount of the general allowance for loan losses.

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

Index

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

Recent Events

On March 2, 2009 the FDIC announced an interim rule approving a special assessment of 20 basis points for the June 30, 2009 quarter to be paid September 30, 2009.  If the rule stands as currently published, assuming the Company’s risk category does not change and the deposit base remains relatively stable, we estimate the total 2009 FDIC premium expense, including the special assessment, to be approximately $650,000.  The FDIC has indicated that it would reduce the special assessment to 10 basis points in the event Congress provides the FDIC with greater borrowing authority.  There can be no assurances that our risk category will remain the same or that our deposit base will remain stable.  If the risk category increases or the deposit base increases, the FDIC premium will also increase.  The total FDIC premium expense incurred by the Company during 2008 was $42,000.

During the past year, the banking industry has been under significant stress due to defaults in complex derivative instruments, declining real estate values, asset impairment, eroding capital ratios and tightening liquidity.  The Company has not entered into any derivative contracts.  The impact of these trends are briefly discussed below.

—
Real Estate Trends and Loan Quality: Our single family and home equity loan mortgage portfolio, which makes up 74.5% of our total loan portfolio, has seen no significant change in non-performing loans.  Net charge-offs on single family and home equity loans over the last four quarters have remained relatively stable compared to the prior four quarters.  However, our commercial mortgage portfolio comprising 25.3% of our total loan portfolio, has seen a significant increase in non-performing loans.  Net charge-offs on commercial loans over the last four quarters were $3.2 million compared to net charge-offs of $227,000 for the preceding four quarters.

—
Security Portfolio: Our security portfolio primarily consists of Fannie Mae and Freddie Mac bonds and mortgage backed securities.  At March 31, 2009, total unrealized losses on our security portfolio were 0.01% of total investment securities.  As of March 31, 2009, management has not identified any securities that we believe would be classified as other than temporarily impaired.

—
Capital Levels: As detailed in the Capital Resources section of the Form 100-Q, the Bank's capital levels exceed regulatory capital requirements.  As of March 31, 2009, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. The Company’s core capital, which reflects the least amount of excess capital, indicates an excess capital amount of $15.6 million or 6.6%.

Index

—
Liquidity: In recent months, certain banking institutions have encountered liquidity issues.  As of the date of this filing, the Company has not encountered significant liquidity constraints. However, to address industry trends, the Company has invested in short term securities, that if needed, could be sold to meet short term liquidity needs.  We refer your attention to the Liquidity section for additional details.

The following discussion compares the financial condition of the Company at March 31, 2009 to its financial condition at December 31, 2008 and the results of operations for the three-month period ended March 31, 2009 and 2008.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets as of March 31, 2009 were $237.7 million, a decrease of $6.3 million or 2.6% from $244.0 million at December 31, 2008.  The decrease in total assets reflects a decrease in certificates of deposit at other financial institutions and securities, partially offset by an increase in loans receivable.  Certificates of deposit decreased $2.1 million or 30.9% to $4.7 million at March 31, 2009 compared to $6.8 million at December 31, 2008, due to certificates of deposit maturing.  Securities decreased $10.4 million or 11.6% to $79.5 million at March 31, 2009 from $89.9 million at December 31, 2008 primarily due to securities sales, calls, principal repayments, and maturities within the portfolio.  Net loans receivable increased $5.0 million or 4.0% to $131.4 million at March 31, 2009 from $126.4 million at December 31, 2008.  The increase in loans was due to an increase in the origination of single family fixed-rate mortgage loans.

The Company had non-performing loans of $5.2 million at March 31, 2009 and $3.7 million at December 31, 2008.  The allowance for loan losses was $2.6 million at March 31, 2009 and $2.7 million at December 31, 2008.  This represents a ratio of allowance for loan losses to gross loans receivable of 1.94% and 2.12%, respectively at March 31, 2009 and at December 31, 2008.  The allowance for loan losses to non-performing loans was 49.79% as of March 31, 2009 compared to 73.18% as of December 31, 2008.

The Company has six single-family loans on non-accrual status as of March 31, 2009.  The Company has five commercial lending relationships that are impaired and on non-accrual as of March 31, 2009.  Additionally, the Company has three commercial loan relationships that are considered impaired at March 31, 2009, but are not more than 90 days delinquent as of March 31, 2009.  The following paragraphs detail further information on the large commercial loan relationships totaling more than $500,000.  The Company had no large single family or other loans that are impaired or more than 90 days delinquent as of March 31, 2009 or December 31, 2008.

The Company has a $3.9 million gross, $1.6 million net after charge-off, participation interest in a $26.2 million loan secured by vacant land that the borrower intended to develop into a residential/commercial site.  The borrower defaulted on the loan and the property is now in foreclosure proceedings.  The lead lender conducted an appraisal of the property in the fourth quarter of 2008 that reflects a range of fair values based upon city zoning and the retention of the property’s tax incentive (“TIF”) status.  Based on the appraisal and consideration of all known facts, the Company has charged-off $2.3 million of the outstanding loan balance at December 31, 2008.  There has been no change to the estimated fair value as of March 31, 2009.

The Company has three mortgage loans to one borrower totaling $2.7 million gross, $1.7 million net after charge-off, secured by two retail office space commercial buildings.  The borrower defaulted on these mortgage loans, therefore the properties are currently in foreclosure proceedings. During the fourth quarter of 2008, management obtained updated appraisals on these properties.  Based on deterioration in fair values, as detailed in the appraisal, the Company charged-off $957,000 of the outstanding loan balance as of December 31, 2008.  There has been no change to the estimated fair value as of March 31, 2009.

Index

The Company has a $3.0 million gross, $2.4 million net after allowance for loan loss allocation, participation in a $91.5 million loan secured by an indoor water park and resort.  The borrower is 62 days delinquent as of March 31, 2009.  Several troubled debt restructuring options have been presented; however, the most recent plans have not been accepted.  Due to negative cash flows and identified concerns with the borrower, the Company has recorded a $600,000 allowance for loan loss allocation on this property in 2008.  There has been no change to the estimated fair value as of March 31, 2009.

The Company has a $2.9 million gross, or $2.3 million net after allowance for loan loss allocation, mortgage loan on a 46 unit apartment building in Chicago that is deemed to be impaired, but in which the borrower is current in its payments as of March 31, 2009.  The borrower had experienced financial difficulty and requested the loan be restructured in the fourth quarter of 2008.  The Company restructured the interest rate, and the loan has since performed according to the restructured terms.

The Company has two mortgage loans to one borrower totaling $552,000 gross, or $417,000 net after charge-off, secured by an office condominium and a storage facility.  The borrower defaulted on these mortgage loans, therefore the properties are currently in foreclosure proceedings.  During the fourth quarter of 2008, the Company recorded an allowance for loan losses of $135,000 on these loans.  During the first quarter of 2009, the Company charged-off $135,000.

While these properties are in the midst of foreclosure or possible restructuring there is no guarantee that the fair value of the properties will not decline further.  Therefore, although the Company recorded its best estimate of probable losses expected at March 31, 2009, there may be additional losses on these properties in the future.

Total liabilities comprised almost entirely of deposits and borrowings decreased $7.0 million or 3.2% to $209.9 million at March 31, 2009 from $216.9 million at December 31, 2008.  Total deposits decreased $5.1 million or 2.8% to $175.2 million at March 31, 2009 from $180.3 million at December 31, 2008.  FHLB borrowings decreased $625,000 to $29.6 million at March 31, 2009 from $30.2 million at December 31, 2008.  Advance payments by borrowers for taxes and insurance decreased $573,000 or 38.2% to $929,000 from $1.5 million at December 31, 2008, primarily as a result from the timing of payments.  Accrued expenses and other liabilities decreased $660,000 or 13.5% to $4.2 million at March 31, 2009 from $4.9 million at December 31, 2008.  The decrease is primarily due to a $414,000 reduction in the putable fair value of the Employee Stock Option Plan as more fully described below.

Total stockholders’ equity increased $631,000 to $27.7 million at March 31, 2009 from $27.1 million at December 31, 2008.  The increase reflects net income of $382,000 for the three months ended March 31, 2009 and a $414,000 decrease in the ESOP put option liability explained below, partially offset by dividends paid and common stock repurchased during the three months ended March 31, 2009.  The Internal Revenue Service ("IRS") has determined that any security traded on the bulletin board or pink sheets does not have a sufficiently active market to support the trading necessary should an employee wish to sell their Company stock they received as a part of the ESOP.  Therefore, the Company has a contingent liability offset by an entry to additional paid in capital in an amount equal to the fair value of the vested portion of the ESOP at March 31, 2009 as a result of the obligation the Company has to repurchase the stock should the employee decide to sell it and there were no buyers available on the open market.  The ESOP put option liability decreased $414,000 during the three month ended March 31, 2009 to $853,000 from $1.3 million at December 31, 2008 reflecting the decrease in the market value of the vested portion of the common stock held in the ESOP.  The increases were offset by dividends paid of $88,000 and common stock repurchases totaling $11,000 or 918 shares during the three months ended March 31, 2009.

The Company paid a quarterly dividend of $0.11 cents per share on February 27, 2009 to stockholders of record as of February 13, 2009.  In addition, the Company’s Board of Directors announced that it has declared a quarterly dividend of $0.11 cents per share payable on May 22, 2009, to stockholders of record on May 8, 2009.  AJS Bancorp, MHC (the "MHC") waived 100% of the February cash dividend.  As of March 31,

Index

2009, the Company held cash totaling $6.9 million.  At March 31, 2009 the Bank’s tier 1 capital as well as its tangible capital ratio was 10.6%, and its risk-based capital ratio was 22.6%.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

Net income increased $294,000 to $382,000 for the quarter ended March 31, 2009 compared to the same period in 2008.  The annualized return on average assets increased to 0.63% for the quarter ended March 31, 2009 from 0.14% for the same period in 2008.  The increase in net income primarily resulted from an increase in non-interest income and a decrease in non-interest expense during the comparative periods.  Net interest income remained fairly stable during the comparative periods.  Total interest income decreased by $473,000 or 14.8% to $2.7 million for the quarter ended March 31, 2009 as compared to $3.2 million for the same quarter in 2008.  The decrease was primarily due to a decrease of $398,000 in interest income earned on loans, a $79,000 decrease on interest earning deposits, and a decrease of $50,000 in income earned on federal funds sold, partially offset by a $54,000 increase in income earned on securities.  Interest income earned on loans, interest earning deposits and federal funds sold decreased primarily due to lower average yields for the quarter ending March 31, 2009 when compared to the same period in 2008.  The lower average yield in 2009 reflects lower short-term interest rates as the Federal Reserve reduced the federal funds target rate 425 basis points since January 2008.  The increase in income earned on securities reflects an increase in average securities balances for the quarter ended March 31, 2009 compared to the same period in 2008.

Average interest earning assets were $224.1 million and $237.5 million during the comparative 2009 and 2008 quarters while the average yield was 4.85% and 5.37%, respectively.  The average balance for loans receivable for the three months ended March 31, 2009 was $131.4 million with an average yield of 5.17% compared to an average balance of $136.9 million with an average yield of 6.13% for the same quarter in 2008.  The average balance for interest earning deposits for the three months ended March 31, 2009 was $9.9 million with an average yield of 2.10% compared to an average balance of $17.9 million with an average yield of 2.93% for the same quarter in 2008.  Average federal funds sold were $207,000 and $5.8 million during the comparative 2009 and 2008 quarters while the average yield was 1.93% and 3.51%, respectively.  The increase in the interest income earned on securities is due to higher average balances for the quarter ending March 31, 2009 when compared to the same quarter in 2008.  The average balance for securities for the three months ended March 31, 2009 was $82.5 million with an average yield of 4.67% compared to an average balance of $76.9 million with an average yield of 4.73% for the same quarter in 2008.

Total interest expense decreased $482,000 to $1.2 million at March 31, 2009 from $1.7 million at March 31, 2008.  The decrease in interest expense was due to lower average deposit balances as well as the decreased cost of deposits as the Federal Reserve started lowering short-term interest rates in the third quarter of 2007.  The average cost of deposits at March 31, 2009 was 2.07% as compared to 2.97% at March 31, 2008.  The average cost of interest-bearing liabilities decreased to 2.33% for the three months ended March 31, 2009 from 3.13% for the same period ended 2008.

Our net interest rate spread increased 28 basis points to 2.52% for the quarter ended March 31, 2009 from 2.24% for the same period in 2008, while our net interest margin increased 17 basis points to 2.70% for the quarter ended March 31, 2009 from 2.53% for the same period in March 31, 2008.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 108.12% for the three months ended March 31, 2009 from 110.15% for the same period in 2008.

The Company did not record a provision for loan losses for the three months ended March 31, 2009 or 2008.  The Company’s allowance for loan losses decreased $142,000 or 5.2% to $2.6 million at March 31, 2009 from $2.7 million at December 31, 2008.  The decrease was primarily due to a $135,000 charge-off that was a specific allocation at December 31, 2008.  The Company’s net loans receivable increased $5.0 million or 4.0% to $131.4 million at March 31, 2009 from $126.4 million at December 31, 2008.  Our consideration that no additional provision was necessary is the result of (a) the increase was primarily in single family loan

Index

originations that have historically shown less than 0.08% average annual losses (b) the Company’s commercial loan portfolio did not show additional risks that require specific or general loss allocations and (c) loans which became non-performing during the first quarter 2009 were previously considered in the Company’s December 31, 2008 as they had shown credit deterioration at December 31, 2008 and there have been no significant changes in these loans since that analysis was completed.  Therefore, our review of losses incurred and probable in our loan portfolio at March 31, 2009 did not indicate that additional provisions were necessary at this time.  We will continue to monitor the loan portfolio and should market conditions deteriorate further, management may need to make additional provisions for loan losses in the future.  The allowance for loan loss was 1.94% of total loans and 2.12% of total loans at March 31, 2009 and December 31, 2008, respectively.  Non-performing assets as a percentage of total assets were 2.19% at March 31, 2009 and 1.53% at December 31, 2008.

Non-interest income increased $344,000 to $526,000 for the quarter ended March 31, 2009 from $182,000 for the comparable quarter in 2008.  The increase in non-interest income is primarily the result of an increase in the gain on security sales, an increase in service charges on accounts and an increase in other non-interest income.  The $310,000 gain on security sales was due to the sale of available for sale mortgage-backed securities during the three months ended March 31, 2009.  There were no sales of securities in the first quarter of 2008.  Service charge income increased $10,000 or 9.4% to $117,000 for the quarter ended March 31, 2009 compared to $107,000 for the same period in 2008.  The increase was primarily due to increased loan fee income, offset by a decrease in NOW account fees collected for the comparable quarters.  Other non-interest income increased $26,000 or 44.8% to $84,000 for the quarter ended March 31, 2009 compared to $58,000 for the comparable quarter in 2008.  The increase was due to an increase in rental income and correspondent fee income.  Rental income increased as the vacancies declined during the 2009 quarter as compared to the 2008 quarter.  Correspondent fee income increased reflecting the underwriting of FHA loans during the first quarter in 2009.  The Company did not underwrite FHA loans during 2008.

Non-interest expense decreased $123,000 or 7.8% to $1.4 million for the quarter ended March 31, 2009 compared to $1.6 million for the quarter ended March 31, 2008.  The decrease in non-interest expense is primarily due to decreases in salaries and employee benefits costs and other changes in fair value of trading securities partially offset by an increase in other non-interest expense items.  Salaries and employee benefits decreased $60,000 or 7.5% to $740,000 for the three months ended March 31, 2009 compared to $800,000 for the same period in 2008.  The decrease was primarily due to a reduction in the cost of the recognition and retention and stock option plans.  The awards under these plans were fully vested as of May 21, 2008, and accordingly, the benefit expense decreased $65,000 for the comparable periods.  Other changes in fair value of trading securities decreased $121,000 to $2,000 for the quarter ended March 31, 2009 compared to $123,000 for the same period last year.  The decrease in other changes in fair value of trading securities was primarily due to a $123,000 unrealized loss on trading securities (or $74,000 net after taxes) during the quarter ended March 31, 2008.

Other non-interest expense items increased $73,000 or 25.8% to $356,000 for the three months ended March 31, 2009 compared to $283,000 for the comparable period in 2008.  The increase primarily reflects a $47,000 increase in Federal Deposit Insurance Corporation (“FDIC”) premiums for the comparable quarters.

Our federal and state taxes increased $182,000 or 728.0% to $207,000 for the quarter ended March 31, 2009 from $25,000 during the same period of 2008.  The increase in federal and state taxes for the three months ended March 31, 2009 compared to the same period in the prior year is primarily the result of higher pre-tax income.

LIQUIDITY

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities.  The Bank invests excess funds in overnight deposits and other short-term

Index

interest-bearing assets to provide liquidity to meet these needs.  At March 31, 2009, cash and cash equivalents totaled $6.9 million.  At March 31, 2009, the Bank had commitments to fund loans of $4.6 million, available lines of credit of $14.3 million, and standby letters of credit of $190,000.  At March 31, 2009, certificates of deposit represented 59.5% of total deposits.  The Bank has historically retained these deposit accounts.  In addition, the Bank has borrowing capacity for an additional $31.5 million from the FHLB without providing additional collateral.  The Bank considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term capital needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations.  The following table summarizes the Bank's regulatory capital requirements versus actual capital for the periods presented:

	Actual		Required		Excess
(Dollars in thousands)	Amount	%	Amount	%	Amount	%

As of March 31, 2009
Core capital (to adjusted total assets)	$25,069	10.6%	$9,427	4.0%	$15,642	6.6%
Risk-based capital to (risk-weighted assets)	26,373	22.6	9,332	8.0	17,041	14.6

As of December 31, 2008
Core capital (to adjusted total assets)	$24,658	10.2%	$9,672	4.0%	$12,090	5.0%
Risk-based capital to (risk-weighted assets)	25,946	22.5	9,222	8.0	11,528	10.0

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

We have sought to manage our interest rate risk by more closely matching the maturities of our interest rate sensitive assets and liabilities.  In the current low interest rate environment we have kept majority of our purchases of investments in fixed rate notes and bonds to maturities within two to three years.  In addition, we may emphasize fixed rate mortgages that mature in fifteen years or less by offering very competitive interest rates on those products while not being as aggressive in pricing those mortgages that mature in greater than fifteen years.  We also offer one-, three- five-, and seven-year adjustable rate mortgage loans, and three- and five-year balloon loans.  However, in a low interest rate environment, borrowers typically prefer fixed-rate loans rather than adjustable-rate mortgages.  We may sell some of our originations of longer-term fixed-rate loans into the secondary market.  We do not solicit high-rate jumbo certificates of deposit or brokered funds.

Index

In past years, many savings associations have measured interest rate sensitivity by computing the "gap" between the assets and liabilities that are expected to mature or reprice within certain time periods based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the Office of Thrift Supervision.  However, the Office of Thrift Supervision now requires the computation of amounts by which the net present value of an institution's cash flow from assets, liabilities, and off-balance-sheet items (the institution's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates.  The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value.  The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value.  The Office of Thrift Supervision model estimates the economic value of each type of asset, liability, and off-balance-sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 50 to 300 basis points in 50 or 100 basis point increments.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 7% to 8% would mean, for example, a 100 basis point increase in the "Change in Interest Rates" column below.  The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

The following table sets forth as of December 31, 2008 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  The Company anticipates that the March 31, 2009 Net Portfolio Value will be similar to the December 31, 2008 table shown below.

Change in Interest Rates				NPV as % of Portfolio Value of Assets
in Basis Points	Net Portfolio Value			NPV	Basis Point
(Rate Shock)	Amount	$ Change	% Change	Ratio	Change
	(Dollars in thousands)

300	22,655	(6,913)	(23)%	9.41%	(235)
200	25,756	(3,812)	(13)	10.51	(125)
100	28,232	(1,336)	(5)	11.35	(41)
50	28,986	(582)	(2)	11.58	(18)
Static	29,568	-	-	11.76	-
-50	29,368	(200)	(1)	11.66	(10)
-100	28,821	(747)	(3)	11.44	(32)

The table above indicates that at December 31, 2008, in the event of a 200 basis point increase in interest rates, we would experience a 13.0% decrease in net portfolio value.  A 100 basis point decrease in interest rates would result in a 3.0% decrease in net portfolio value.  All model outputs associated with the -200 or -300 basis point scenarios are not applicable because of the low prevailing interest rate environment.

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

Index

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

ITEM 1A.     RISK FACTORS

In addition to the risk factors set forth in our annual report on Form 10-K, we have these additional risk factors.

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

Index

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

Issuer purchases of equity securities during the prior three months:

	Total purchased	Average price paid per share	Total number of shares purchased under publicly announced plan	Maximum number of shares that may be purchased under the repurchase plan

January 1 – January 31	-	$-	313,698	367,000
February 1 – February 29	100	11.50	313,798	367,000
March 1 – March 31	818	11.50	314,616	367,000

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

AJS BANCORP, INC.

Date: May 12, 2009	/s/ Thomas R. Butkus
Thomas R. Butkus
Chief Executive Officer and Chairman of the Board

Date: May 12, 2009	/s/ Lyn G. Rupich
Lyn G. Rupich
President and Chief Operating Officer