Form 10-Q
period 2009-06-30
AJS BANCORP INC
filed 2009-08-13
CIK 1144515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer *
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)        Yes ☐        No ☒

On July 31, 2009, the issuer had 2,023,507 shares of common stock issued and outstanding, $0.01 per share par value.

AJS BANCORP, INC.

Form 10-Q Quarterly Report

Index

ITEM 1.  FINANCIAL STATEMENTS

AJS Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands of dollars, except share data)
(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents
Cash and due from banks (interest-earning: 2009 -
$5,016; 2008 – $2,077)	$11,447	$7,335
Federal funds sold	-	58
Total cash and cash equivalents	11,447	7,393

Certificates of deposit	4,398	6,797
Trading securities	22	18
Securities available-for-sale	77,533	89,490
Securities held-to-maturity	363	367
Loans, net of allowance of $2,373 at June 30, 2009,
$2,734 at December 31, 2008	130,321	126,395
Other real estate owned	2,957	-
Federal Home Loan Bank stock, at cost	2,450	2,450
Premises and equipment	4,235	4,262
Bank-owned life insurance	3,276	3,202
Accrued interest receivable	856	1,027
Other assets	2,556	2,569

Total assets	$240,414	$243,970

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$174,812	$180,291
Federal Home Loan Bank advances	26,550	30,175
Advance payments by borrowers for taxes and insurance	1,709	1,502
Other liabilities and accrued interest payable	9,901	4,905
Total liabilities	212,972	216,873

Stockholders' equity
Preferred stock, $.01 par value, 20,000,000 shares authorized;
none issued	-	-
Common stock, $.01 par value, 50,000,000 shares authorized;
2,444,521 shares issued at June 30, 2009 and December 31, 2008	24	24
Additional paid in capital	12,142	11,728
Treasury stock at cost (421,014 shares at June 30, 2009
and 418,888 at December 31, 2008)	(9,821)	(9,795)
Retained earnings	24,151	23,764
Accumulated other comprehensive income	946	1,376
Total stockholders' equity	27,442	27,097

Total liabilities and stockholders' equity	$240,414	$243,970

See notes to consolidated financial statements.

Index

AJS Bancorp, Inc.
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
	2009	2008	2009	2008
Interest and dividend income
Loans	$1,764	$2,041	$3,464	$4,139
Securities	822	863	1,785	1,772
Interest-earning deposits and other	44	153	96	284
Federal funds sold	-	1	1	52
Total interest income	2,630	3,058	5,346	6,247

Interest expense
Deposits	828	1,154	1,732	2,538
Federal Home Loan Bank
advances and other	264	346	566	650
Total interest expense	1,092	1,500	2,298	3,188

Net interest income	1,538	1,558	3,048	3,059
Provision (reduction) for loan losses	-	(40)	-	(40)

Net interest income after provision for
loan losses	1,538	1,598	3,048	3,099

Noninterest income
Service fees	106	108	223	215
Insurance commissions	8	14	23	31
Gain (loss) on security sales	(1)	(192)	309	(192)
Changes in fair value of trading securities	5	122	3	1
Other	105	73	188	130
Total noninterest income	223	125	746	185

Noninterest expense
Compensation and employee benefits	722	775	1,462	1,575
Occupancy expense	192	212	398	431
Data processing expense	80	90	176	189
Advertising and promotion	55	85	102	131
Federal deposit insurance	175	9	229	16
Other	295	261	596	538
Total noninterest expense	1,519	1,432	2,963	2,880

Income before income taxes	242	291	831	404

Income taxes	61	99	268	124

Net income	$181	$192	$563	$280

Earnings per share
Basic	$0.09	$0.09	$0.28	$0.14
Diluted	0.09	0.09	0.28	0.14
Weighted average shares - Diluted	2,023,809	2,041,063	2,024,628	2,044,893

Comprehensive income (loss)	$(182)	(342)	133	329

See notes to consolidated financial statements.

Index

AJS Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities
Net income	$563	$280
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	145	123
Provision for loan losses	-	(40)
Deferred income taxes	(495)	(217)
Net amortization of securities	41	3
Stock award compensation expense	-	70
Stock option compensation expense	-	29
Earnings on bank owned life insurance	(74)	(74)
Gain (loss) on the sale of available securities for sale	(309)	192
Dividend reinvestments	-	(154)
Changes in:
Fair value of trading securities	(4)	(1)
Accrued interest receivable and other assets	953	107
Accrued interest payable and other liabilities	419	51
Net cash from operating activities	1,239	369

Cash flows from investing activities
Trading securities
Redemption	-	44
Proceeds from sale of mutual fund	-	11,400
Securities available-for-sale
Purchases	(21,201)	(26,510)
Sales	9,056	-
Maturities and principal payments	28,658	19,483
Securities held-to-maturity
Maturities and principal payments	3	71
Net change in certificates of deposit	2,399	(4,000)
Net change in loans	(6,680)	(230)
Purchase of equipment	(118)	(148)
Net cash from investing activities	12,117	110

Cash from financing activities
Net change in deposits	(5,479)	(10,812)
Net change in advance payments by borrowers for taxes and insurance	4	169
Net change in Federal Home Loan Bank advances	(3,625)	9,225
Dividends paid	(176)	(176)
Purchase of treasury stock	(26)	(126)
Net cash from financing activities	(9,302)	(1,720)

Net change in cash and cash equivalents	4,054	(1,241)

Cash and cash equivalents at beginning of period	7,393	18,373

Cash and cash equivalents at end of period	$11,447	$17,132

(Continued)

Index

AJS Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008

Supplemental disclosures of cash flow information
Loans and related escrow balances transferred to other real estate owned	$2,957	$179

Supplemental non-cash disclosures:
Securities transferred from available for sale to trading upon
adoption of Statement 159	$-	$11,513
Due to broker	4,991	-

See notes to consolidated financial statements.

Index

AJS Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Six months ended June 30, 2009 and 2008
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
Comprehensive income:
Net income	-		-	280	-	280
Change in unrealized loss on securities
Available for sale, net of taxes	-		-	-	49	49
Total comprehensive income						329

Balance at June 30, 2008	$24	$11,618	$(9,724)	$26,693	$(117)	$28,494

(Continued)

Index

AJS Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Six months ended June 30, 2009 and 2008
(in thousand of dollars)
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2008	$24	$11,728	$(9,795)	$23,764	$1,376	$27,097
Purchase of 2,126 shares of treasury stock	-	-	(26)	-	-	(26)
ESOP put option	-	414	-	-	-	414
Cash dividend ($0.22 per share)	-	-	-	(176)	-	(176)
Comprehensive income:
Net income	-	-	-	563	-	563
Change in unrealized gain on securities
available for sale, net of taxes	-	-	-	-	(430)	(430)
Total comprehensive income	-	-	-	-	-	133

Balance at June 30, 2009	$24	$12,142	$(9,821)	$24,151	$946	$27,442

See notes to consolidated financial statements.

Index

AJS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

Note 2 – Earnings Per Share

Basic earnings per share for the three and six months ended June 30, 2009 and 2008 were computed by dividing net income by the weighted average number of shares outstanding.  Diluted earnings per share for the three and six months ended June 30, 2009 and 2008 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards.  Computations for basic and diluted earnings per share are provided below.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(in thousands, except		(in thousands, except
	per share data)		per share data)
Basic
Net income	$181	$192	$563	$280
Weighted average common shares
outstanding	2,024	2,035	2,025	2,034

Basic earnings per common share	$0.09	$0.09	$0.28	$0.14

Index

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(in thousands, except		(in thousands, except
	per share data)		per share data)
Diluted
Net income	$181	$192	$563	$280
Weighted average common shares
outstanding	2,024	2,035	2,025	2,034
Dilutive effect of stock awards	-	-	-	1
Dilutive effect of stock options	-	6	-	10

Diluted average common shares	2,024	2,041	2,025	2,045

Diluted earnings per common share	$0.09	$0.09	$0.28	$0.14

There were 90,485 options that were anti-dilutive for the three and six months ended June 30, 2009 and 1,200 shares that were anti-dilutive for the three and six months ended June 30, 2008.

Note 3 – New Accounting Pronouncements

In May 2009, the FASB issued  SFAS No. 165, Subsequent Events ("SFAS 165").  SFAS  165 establishes general standards of accounting for and disclosure of events  that  occur  after  the  balance  sheet date  but before financial statements  are  issued or available to be issued. SFAS 165 defines (i) the period  after  the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii)  the circumstances under which an entity should recognize events or transactions occurring  after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that  occurred  after the balance sheet date.  SFAS 165 became effective for periods ending after June 15, 2009.  SFAS 165 did not have a material impact on the Company’s financial statements.  Subsequent events for the quarter ended June 30, 2009 were evaluated through August 13, 2009.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. (“FSP EITF 03-6-1”). This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method of FASB Statement No. 128, Earnings Per Share. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Impact of adoption had no material impact on the current or comparative period earnings per share calculation.

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, the FSP

Index

expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  The impact of adoption had no material impact on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  The Company adopted this FSP in the second quarter, however, it did not have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted this FSP in the second quarter.

Note 4 - Newly Issued but not Yet Effective Accounting Standards

On July 1, 2009, the FASB’s GAAP Codification became effective as the sole authoritative source of US GAAP.  This codification reorganizes current GAAP for non-governmental entities into a topical index to facilitate accounting research and to provide users additional assurance that they have referenced all related literature pertaining to a given topic.  Existing GAAP prior to the Codification was not altered in compilation of the GAAP Codification. The GAAP Codification encompasses all FASB Statements of Financial Accounting Standards (SFAS), Emerging Issues Task Force (EITF) statements, FASB Staff Positions (FSP), FASB Interpretations (FIN), FASB Derivative Implementation Guides (DIG), American Institute of Certified Public Accountants (AICPA) Statement of Positions (SOPS), Accounting Principals Board (APB) Opinions and Accounting Research Bulletins (ARBs) along with the remaining body of GAAP effective as of June 30, 2009.  Financial Statements issued for all interim and annual periods ending after September 15, 2009 will need to reference accounting guidance embodied in the Codification as opposed to referencing the previously authoritative pronouncements.  Accounting literature included in the codification is referenced by Topic, Subtopic, Section and paragraph.

In June 2009, the FASB issued SFAS No. 166, Accounting for the Transfer of Financial Assets and Amendment of FASB Statement No. 140 Instruments (“SFAS 166”).  Under FASB’s Codification at ASC 105-10-65-1-d, SFAS 166 will remain authoritative until integrated into the FASB Codification.  SFAS 166 removes the concept of a special purpose entity (SPE) from Statement 140 and removes the exception of applying FASB Interpretation 46 Variable Interest Entities, to Variable Interest Entities that are SPEs.  It limits the circumstances in which a transferor derecognizes a financial asset. SFAS 166 amends the requirements for the transfer of a financial asset to meet the requirements for “sale” accounting.  The statement is effective for all interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption to have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2009 the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). Under FASB’s Codification at ASC 105-10-65-1-d, SFAS 167 will remain authoritative until integrated into the FASB Codification. SFAS 167 amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest give it a controlling financial interest in the variable interest entity. SFAS 167 is effective for all interim and annual periods beginning after November 15, 2009.

Index

The Company does not expect the adoption to have a material impact on the Company’s financial condition, results of operations or cash flows.

Note 5 – Securities

At June 30, 2009 and December 31, 2008, the Company had trading securities consisting of equity securities, carried at fair value in accordance with FAS 159.   Trading securities had a fair value of $22 and $18, at June 30, 2009 and December 31, 2008, respectively.

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2009
U.S. governmental agencies	$24,833	$65	$(228)	$24,670
Residential mortgage-backed	51,153	1,711	(1)	52,863

Total	75,986	$1,776	$(229)	$77,533

December 31, 2008
U.S. governmental agencies	$20,000	$198	$-	$20,198
Residential mortgage-backed	67,240	2,077	(25)	69,292

Total	$87,240	$2,275	$(25)	$89,490

The amortized cost, unrecognized gains and losses, and fair values of securities held to maturity follow:

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
June 30, 2009
Mortgage-backed	$43	$2	$-	$45
State and municipal	320	-	(4)	316

Total	$363	$2	$(4)	$361

December 31, 2008
Mortgage-backed	$47	$2	$-	$49
State and municipal	320	-	(9)	311

Total	$367	$2	$(9)	$360

Index

Contractual maturities of securities at June 30, 2009 were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available	Held to
	for Sale	Maturity
	Fair	Amortized	Fair
	Value	Cost	Value

Due in one year or less	$2,010	$-	$-
Due after one year through five years	3,006	-	-
Due after five year through ten years	5,940	205	203
Due after ten years	13,714	115	113
Mortgage-backed securities	52,863	43	45

	$77,533	$363	$361

Securities with a carrying value of approximately $9,828 and $11,258 at June 30, 2009 and December 31, 2008 were pledged to secure public deposits and for other purposes as required or permitted by law.

Sales of trading and available for sale securities were as follows:

	June 30	June 30
	2009	2008

Proceeds from sale of securities available for sale	$9,056	$-
Proceeds from sale of trading securities	-	11,400
Gross gains from sale of securities available for sale	309	-
Gross losses from sale of trading securities	-	(192)

During the second quarter of 2009, the Company recognized a loss of $1 on security sales.  The loss related to a security sold in the first quarter of 2009 but did not settle until the second quarter of 2009.  On the trade date, the Company estimated the gain on the sale and upon settlement, due to a change in factoring of the mortgage-backed security; the actual gain was $1 less than the original estimate.

Securities with unrealized losses at year end not recognized in income, by length of time that individual securities have been in a continuous unrealized loss position, are as follows.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2009
U.S. government
agency (AFS)	$10,089	$(228)	$-	$-	$10,089	$(228)
Mortgage-backed (AFS)	-	-	12	(1)	12	(1)
State & municipal (HTM)	316	(4)	-	-	316	(4)

Total temporarily
impaired	$10,405	$(232)	$12	$(1)	$10,417	$(233)

December 31, 2008
Mortgage-backed (AFS)	$15	$(1)	$2,926	$(24)	$2,941	$(25)
State & municipal (HTM)	311	(9)	-	-	311	(9)

Total temporarily
impaired	$326	$(10)	$2,926	$(24)	$3,252	$(34)

Index

Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality and/or they are issued by the government or U.S. government sponsored entities.  In addition, the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities prior to recovery.  The decline in fair value is largely due to current market conditions and illiquidity in our capital markets.  The fair value is expected to recover as the securities approach their maturity date and/or market conditions improve.

Note 6 – Fair Value

Fair Value Option

On January 1, 2008, the Company elected the fair value option for its equity investment securities due to concerns regarding the other than temporary impairment of a significant portion of those investments.  Upon adoption of SFAS 159, no changes to the carrying value of elected securities were recorded as securities were carried at fair value at the date of election.  The Company recorded a stockholders’ equity reclassification adjustment of $46,000 from accumulated other comprehensive income to retained earnings.  There was no net balance sheet impact upon adoption.

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

Index

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

Assets measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
June 30, 2009:
Trading securities	$22	$22	$-	$-
Available for sale securities	77,533	-	77,533	-

December 31, 2008:
Trading securities	18	18	-	-
Available for sale securities	89,490	-	89,490	-

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

June 30, 2009:
Impaired loans	$4,988	$-	$-	$4,988
Other real estate owned	2,544	-	-	2,544

December 31, 2008
Impaired loans	5,129	-	-	5,129

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5.9 million and $6.5 million at June 30, 2009 and December 31, 2008 reduced by allowance allocations of $900,000 and $1.3 million, respectively.  For the three and six months ended June 30, 2009 and 2008, no additional provisions were recorded on impaired loans.

At June 30, 2009, the Company had seven properties recorded as other real estate owned (“OREO”) due to in-substance foreclosure action taken during the quarter.  Two of the seven properties transferred to OREO were transferred at their underlying loan value due to the expected market value of the properties being higher than the loan value at June 30, 2009. The remaining properties were transferred at estimated fair value.  Since the transfer to OREO, no valuation reserves have been recorded against the carrying balances.

Index

The carrying amount and estimated fair value of financial instruments were as follows.

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$11,447	$11,447	$7,393	$7,393
Certificates of deposit	4,398	4,445	6,797	6,797
Trading securities	22	22	18	18
Securities available for sale	77,533	77,533	89,490	89,490
Securities held to maturity	363	361	367	360
Loans, net	130,321	139,804	126,395	131,173
Federal Home Loan Bank stock	2,450	N/A	2,450	N/A
Accrued interest receivable	856	856	1,027	1,027

Financial liabilities
Deposits	(174,812)	(175,499)	(180,291)	(181,505)
FHLB advances	(26,550)	(27,321)	(30,175)	(31,031)
Advances from borrowers for taxes
and insurance	(1,709)	(1,709)	(1,502)	(1,502)
Accrued interest payable	(399)	(399)	(330)	(330)

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair value of FHLB advances are based on current rates for similar financing.  The fair value of off-balance-sheet items is not considered material.

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

Index

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

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.   Securities are classified as available-for-sale when they might be sold before maturity.  Securities purchased with the intent to sell in the short-term are classified as trading and are carried at fair value.   Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.  Equity securities are classified as trading and are carried at fair value in accordance with Statement 159.  Securities are written down to fair value when a decline in fair value is not temporary.  Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses.  In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost and the financial condition and near term prospects of the issuer.  Additionally, the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities prior to recovery.

Recent Events

During the past year, the banking industry has been under significant stress due to defaults in complex derivative instruments, declining real estate values, asset impairment, eroding capital ratios and tightening liquidity.   The Company has not entered into any derivative contracts.  The impact of these trends are briefly discussed below.

•
Real Estate Trends and Loan Quality: Our single family and home equity loan mortgage portfolio, which makes up 74.8% of our total loan portfolio, has seen no significant change in non-performing loans.  Net charge-offs on single family and home equity loans over the last four quarters have decreased compared to the prior four quarters.  However, our commercial mortgage portfolio

Index

comprising 24.6% of our total loan portfolio, has seen a significant increase in non-performing loans.  Net charge-offs on commercial loans over the last four quarters were $3.4 million compared to net charge-offs of $287,000 for the preceding four quarters.

•
Securities Portfolio:  Our securities portfolio primarily consists of Fannie Mae and Freddie Mac bonds and mortgage backed securities.  At June 30, 2009, total unrealized losses on our securities portfolio were 0.3% of total investment securities.  As of June 30, 2009, management has not identified any securities that we believe would be classified as other than temporarily impaired.

•
Capital Levels:  As detailed in the Capital Resources section of the Form 10-Q, the Bank's capital levels exceed regulatory capital requirements.  As of June 30, 2009, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. The Company’s core capital was $25.3 million or 10.6%, exceeding its required capital amount by $15.7 million or 6.6%.

•
Liquidity:  In recent months, certain banking institutions have encountered liquidity issues.  To address industry trends, the Company has shifted the composition of its assets to increase its level of shorter term liquid assets that if needed, could be sold to meet short term liquidity needs.  We refer your attention to the Liquidity section for additional details.

The following discussion compares the financial condition of the Company at June 30, 2009 to its financial condition at December 31, 2008 and the results of operations for the three- and six-month periods ended June 30, 2009 to the same periods in 2008.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at June 30, 2009 were $240.4 million, a decrease of $3.6 million or 1.5% from $244.0 million at December 31, 2008.  The decrease in total assets reflects decreases in certificates of deposit at other financial institutions and securities, partially offset by an increase in cash and cash equivalents, and loans..  Certificates of deposit decreased $2.4 million or 35.3% to $4.4 million at June 30, 2009 compared to $6.8 million at December 31, 2008, due to certificates maturing.  Securities decreased $12.0 million or 13.3% to $77.9 million at June 30, 2009 from $89.9 million at December 31, 2008 primarily due to securities sales, calls, principal repayments, and maturities within the portfolio.  Net loans receivable increased $3.9 million or 3.1% to $130.3 million at June 30, 2009 from $126.4 million at December 31, 2008.  The increase in loans was due to an increase in the origination of single family fixed-rate mortgage loans.  Other real estate owned increased to $3.0 million at June 20, 2009, as the Company took possession of several commercial real estate properties.  The Company had no real estate owned at December 31, 2008.

The Company had non-performing assets of $5.7 million at June 30, 2009 and $3.7 million at December 31, 2008.  The allowance for loan losses was $2.4 million at June 30, 2009 and $2.7 million at December 31, 2008.  This represents a ratio of allowance for loan losses to gross loans receivable of 1.79% and 2.12%, respectively at June 30, 2009 and at December 31, 2008.  The allowance for loan losses to non-performing loans was 85.92% as of June 30, 2009 compared to 73.18% as of December 31, 2008.  The increase in non-performing assets primarily reflects an increase in the number of non-performing commercial real estate loans and other real estate owned the Company holds at June 30, 2009 compared to December 31, 2008.  The Company had four commercial and six single-family non-performing loan relationships as of June 30, 2009, and two commercial and six single-family non-performing loan relationships as of December 31, 2008.  The Company has four other real estate owned properties as of June 30, 2009 and no other real estate owned at December 31, 2008.  Additionally, the Company has two commercial real estate loan relationships that are considered impaired at June 30, 2009, but are not more than 90 days delinquent as of June 30, 2009.  The following paragraphs detail further information on the large commercial loan relationships or other real estate owned totaling more than $500,000.  The Company had no large single family or other loans that are impaired or more than 90 days delinquent as of either June 30, 2009 or December 31, 2008.

Index

The Company has a $3.9 million gross, $1.6 million net after charge-off, participation interest in a $26.2 million loan secured by real estate.  The borrower defaulted on the loan and the property is now in foreclosure proceedings.  The lead lender conducted an appraisal of the property in the fourth quarter of 2008 that reflects a range of fair values based upon city zoning and the retention of the property’s tax incentive (“TIF”) status.  Based on the appraisal and consideration of all known facts, the Company has charged-off $2.3 million of the outstanding loan balance at December 31, 2008. There has been no change to the estimated expected fair value as of June 30, 2009.

The Company has three mortgage loans to one borrower totaling $2.7 million gross, $1.6 million net after charge-offs.  The borrower defaulted on these mortgage loans and the properties are currently in foreclosure proceedings.  The Company has become mortgagee in possession of these properties and has designated the asset as other real estate owned at June 30, 2009.  At December 31, 2008, the Company had recorded a charge-off on this loan relationship totaling $1.0 million.  Prior to the transfer to other real estate owned, during the second quarter of 2009, the Company charged-off an additional $100,000 due to an increase in the expected costs of disposition of the asset

The Company has a $3.0 million gross, $2.4 million net after allowance for loan loss allocation, participation in a $91.5 million loan secured by real estate.  The borrower is 61 days delinquent as of June 30, 2009.  The borrower and representatives of the lenders are currently working on a troubled debt restructuring option.  Due to negative cash flows and identified concerns with the borrower, the Company has recorded a $600,000 allowance for loan loss on this loan.

The Company has a $2.9 million gross, or $2.6 million net after allowance for loan loss provision, mortgage loan that is deemed to be impaired, but in which the borrower is current in its payments as of June 30, 2009.  The borrower had experienced financial difficulty and, during the fourth quarter of 2008, requested the loan be restructured.  The Company restructured the interest rate in December of 2008, and the loan has since performed according to the restructured terms.  The Company had previously recorded a $600,000 FAS 114 reserve for this loan as of December 31, 2008.  During 2009, based on the performance of the borrower as well as reassessment of underlying collateral the FAS 114 reserve was reduced from $600,000 to $300,000.

The Company has two mortgage loans secured by real estate to one borrower totaling $552,000 gross, or $392,000 net after charge-off.  The borrower defaulted on these mortgage loans, therefore the properties are currently in foreclosure proceedings.  At December 31, 2008, the Company recorded $135,000 FAS 114 reserve on these properties.  During the first quarter of 2009, the Company charged off $135,000 of the outstanding loan balance.  Prior to the transfer to other real estate owned, during the second quarter of 2009, the Company charged-off an additional $25,000 due to an increase in the expected costs of disposition of the assets as of June 30, 2009.  The Company has become mortgagee in possession of these properties and has designated the assets as other real estate owned at June 30, 2009.

The Company has two mortgage loans to one borrower totaling $503,000 gross, or $458,000 net after charge-off.  The borrower defaulted on these mortgage loans, therefore the properties are currently in foreclosure proceedings.  Based on deterioration in fair values, the Company charged-off $45,000 of the outstanding loan balance as of June 30, 2009.

While these assets are in the midst of foreclosure or possible restructuring there is no guarantee that the fair value of the assets will not decline further.  Therefore, although the Company recorded its best estimate of probable losses expected at June 30, 2009, there may be additional losses on these properties in the future.  In accordance with regulatory guidelines, on an annual basis the Company obtains current appraisals to reassess the assets carrying values.  These annual appraisals may indicate further deterioration in value beyond our current estimates.

Total liabilities comprised almost entirely of deposits and borrowings decreased $3.9 million or 1.8% to $213.0 million at June 30, 2009 from $216.9 million at December 31, 2008.  Total deposits decreased $5.5 million or 3.0% to $174.8 million at June 30, 2009 from $180.3 million at December 31, 2008.  FHLB borrowings decreased $3.6 million or 12.0% to $26.6 million at June 30, 2009 from $30.2 million at December 31, 2008.  Accrued expenses and other liabilities increased $5.0 million or 101.9% to $9.9 million at June 30, 2009 from $4.9 million at December 31, 2008.  The increase in accrued expenses is primarily due to $5.0 million due to brokers on the settlement of securities traded during the month of June that settled in July.

Index

Total stockholders’ equity increased $345,000 to $27.4 million at June 30, 2009 from $27.1 million at December 31, 2008.  The increase reflects net income of $563,000 for the six months ended June 30, 2009 and a $414,000 decrease in the ESOP put option liability explained below, partially offset by a $430,000 decrease in other comprehensive income due to the decreased fair value of the available for sale securities portfolio, dividends paid, and common stock repurchased during the six months ended June 30, 2009.  The Internal Revenue Service ("IRS") has determined that any security traded on the bulletin board or pink sheets does not have a sufficiently active market to support the trading necessary should an employee wish to sell their Company stock they received as a part of the ESOP.  Therefore, the Company has a contingent liability offset by an entry to additional paid in capital in an amount equal to the market value of the vested portion of the ESOP at December 31, 2008.  As a result of the obligation, the Company has to repurchase the stock should the employee decide to sell it and there were no buyers available on the open market.  The ESOP put option liability decreased $414,000 during the six month ended June 30, 2009 to $853,000 from $1.3 million at December 31, 2008 reflecting the decrease in the market value of the vested portion of the common stock held in the ESOP.  The increases to stockholders equity were offset by a $430,000 decrease in other comprehensive income, dividends paid of $176,000, and common stock repurchases totaling $26,000 or 2,126 shares during the six months ended June 30, 2009.

The Company paid a quarterly dividend of $0.11 cents per share on May 22, 2009 to stockholders of record as of February 8, 2009.  In addition, the Company’s Board of Directors announced that it has declared a quarterly dividend of $0.11 cents per share payable on August 28, 2009, to stockholders of record on August 14, 2009.  AJS Bancorp, MHC (the "MHC") waived 100% of the May cash dividend.  As of June 30, 2009, the Company held cash totaling $11.4 million.  At June 30, 2009 the Bank’s tier 1 capital as well as its tangible capital ratio was 10.6%, and its risk-based capital ratio was 23.0%.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008

Net interest income was $1.5 million for the quarter ended June 30, 2009 compared to $1.6 million for the same quarter in 2008.  The annualized return on average assets decreased to 0.30% for the quarter ended June 30, 2009 from 0.31% for the same period in 2008.  Total interest income decreased by $428,000 or 14.0% to $2.6 million for the quarter ended June 30, 2009 as compared to $3.1 million for the same quarter in 2008.  The decrease was primarily due to decreases of $277,000 in interest income earned on loans, $109,000 in interest income earned on interest-earning deposits, and $41,000 in interest income earned on securities.  Interest income earned on loans and securities decreased primarily due to lower average yields for the quarter ending June 30, 2009 when compared to the same period in 2008.  The decrease in interest income earned on interest-earning deposits reflects lower average balances as well as lower average yields for the quarter ending June 30, 2009 when compared to the same period in 2008.  The lower average yield in 2009 reflects lower short-term interest rates as the Federal Reserve reduced the federal funds target rate 425 basis points since January 2008, of which, 175 basis points of the reduction occurred since June 2008.

Average interest earning assets were $223.8 million and $236.4 million during the comparative 2009 and 2008 quarters while the average yield was 4.70% and 5.17%, respectively.  The average balance for loans receivable for the three months ended June 30, 2009 was $135.4 million with an average yield of 5.21% compared to an average balance of $136.1 million with an average yield of 6.00% for the same quarter in 2008.  The average balance for securities for the three months ended June 30, 2009 was $75.5 million with an average yield of 4.36% compared to an average balance of $73.7 million with an average yield of 4.68% for the same quarter in 2008.  Average balances for interest earning deposits for the three months ended June 30, 2009 was $12.8 million with an average yield of 1.38% compared to an average balance of $26.3 million with an average yield of 2.32% for the same quarter in 2008.

Index

Total interest expense decreased $408,000 to $1.1 million for the quarter ended June 30, 2009 from $1.5 million for the quarter ended June 30, 2008.  The decrease in interest expense was due to lower average interest-bearing liability balances as well as a lower cost of funds as the Federal Reserve started lowering short-term interest rates in the third quarter of 2007, which in turn resulted in lower market rates for deposits generally.  Average interest-bearing liabilities decreased to $204.5 million for the quarter ended June 30, 2009 compared to $214.0 million for the comparable 2008 quarter, while the average cost of interest-bearing liabilities decreased to 2.14% from 2.80% for the comparable periods.

Our net interest rate spread increased 20 basis points to 2.57% from 2.37% while our net interest margin increased 10 basis points to 2.75% from 2.64%.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 109.41% for the three months ended June 30, 2009 from 110.44% for the same period in 2008.

The Company did not record a provision for loan losses for the three months ended June 30, 2009.  There was a $40,000 negative provision for loan losses for the three months ended June 30, 2008.  The Company’s allowance for loan losses decreased $219,000 or 8.4% to $2.4 million at June 30, 2009 from $2.6 million at March 31, 2009.  The decrease was primarily due to $229,000 in charge-offs that occurred during the three months ended June 30, 2009.  Additionally, as discussed further in the non-performing loan paragraph above, during the quarter ended June 30, 2009 the Company reduced a FAS 114 allocation by $300,000 for a specific impaired mortgage loan that has been current in payments for over six months.  The $300,000 reduction to the FAS 114 specific allocation was applied against charge-offs during the three months ended June 30, 2009.

The Company’s net loans receivable increased $3.9 million or 3.1% to $130.3 million at June 30, 2009 from $126.4 million at December 31, 2008.  Our determination that no additional provision was necessary is the result of (a) the increase was primarily in single family loan originations that have historically shown less than 0.03% average annual losses and (b) commercial loan portfolio risk, on an aggregate basis, has remained unchanged from estimates at December 31, 2008 and March 31, 2009.  Therefore, our review of losses incurred and probable in our loan portfolio at June 30, 2009 did not indicate that additional provisions were necessary at this time.  We will continue to monitor the loan portfolio and should market conditions deteriorate further, management may need to make additional provisions for loan losses in the future.  The allowance for loan loss was 1.79% of total loans and 2.12% of total loans at June 30, 2009 and December 31, 2008, respectively.  Non-performing assets as a percentage of total assets were 2.38% at June 30, 2009.  Non-performing loans as a percentage of total assets were 1.15% at June 30, 2009 and 1.53% at December 31, 2008.

Non-interest income increased $98,000, or 78.4% to $223,000 for the quarter ended June 30, 2009 from $125,000 for the comparable quarter in 2008.  The increase in non-interest income is primarily the result of a loss on the sale of securities that was recorded during the quarter ended June 30, 2008, offset by the reversal of the unrealized loss recorded on the securities in accordance with FASB statement 159 during the first quarter of 2008.  In April 2008, the Company sold 100% of its mutual fund investment and recorded a $192,000 loss on the sale.  In addition, other non-interest income items increased by $32,000, offset by a $6,000 decrease in insurance commission income for the comparable periods.  Other non-interest income increased $32,000 or 43.8% to $105,000 for the quarter ended June 30, 2009 compared to $73,000 for the comparable quarter in 2008.  The increase was primarily due to a $29,000 increase in correspondent fee income.  Correspondent fee income increased reflecting the underwriting of FHA loans which started in the first quarter of 2009.  Insurance commissions decreased primarily due to a decrease in the sale of fixed and variable rate annuities for the comparable quarters as investors avoided most non-insured financial market instruments.

Non-interest expense increased $87,000 or 6.1% to $1.5 million for the quarter ended June 30, 2009 compared to $1.4 million for the quarter ended June 30, 2008.  The increase in non-interest expense is due to increases in federal deposit insurance premiums and other non-interest expense items, partially offset by decreases in salaries and employee benefits, occupancy, advertising and promotion and data processing costs.  Salaries and employee benefits decreased $53,000 or 6.8% to $722,000 for the three months ended June 30, 2009

Index

 compared to $775,000 for the same period in 2008.  The decrease was primarily due to a reduction in the cost of the recognition and retention and stock option plans as well as the attrition of two officer positions during the quarter ended June 2009 compared with June 2008.  Occupancy costs decreased $20,000 or 9.4% to $192,000 for the three months ended June 30, 2009 compared to $212,000 for the same period in 2008.  The decrease reflects the Company’s successful appeal of a real estate tax assessment and the resulting refund of real estate taxes received during the quarter ended June 30, 2009.  Advertising and promotion costs decreased $30,000 or 35.3% to $55,000 for the quarter ended June 30, 2009 compared to $85,000 for the same period in 2008.  The reduction was due to a budgeted reduction in advertising costs during the quarter ended June 30, 2009.  Data processing costs decreased $10,000 or 11.1% to $80,000 for the quarter ended June 30, 2009 compared to $90,000 for the same period in 2008.  The decrease in data processing costs was primarily due to the re-negotiation of the Company’s data services contract.  Federal deposit insurance premiums increased $166,000 to $175,000 for the quarter ended June 30, 2009 compared to $9,000 for the same period in 2008.  The increase was primarily due to a special assessment imposed upon every insured institution at June 30, 2009 to replenish the FDIC fund.  The FDIC has stated that they may impose another special assessment in 2009.  Other non-interest expense items increased $34,000 or 13.0% to $295,000 for the quarter ended June 30, 2009 compared to $261,000 for the same period last year.  The increase in non-interest expense for the comparable quarters was primarily due to professional fees increasing in conjunction with auditor oversight of the Sarbanes-Oxley 404 provision that affects smaller reporting companies this fiscal year and legal fees incurred in conjunction with increased foreclosure action borne by the Company during 2009.

Our federal and state taxes decreased $38,000 to $61,000 for the quarter ended June 30, 2009 from $99,000 during the same period of 2008.  This is primarily due to lower pre-tax income during the three months ended June 30, 2009 compared to the same period in 2008.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008

Net income increased by $283,000 or 101.1% to $563,000 for the six months ended June 30, 2009, compared to net income of $280,000 for the same period in 2008.  The Company’s return on average assets increased to 0.47% for the six months ended June 30, 2009 from 0.22% for the comparable period in 2008.  The increase in net income resulted from an increase in other non-interest income, offset by a decrease in net interest income after provision for loan losses and an increase in non-interest expense.

Net interest income decreased by $11,000 or 0.4% to $3.0 million for the six months ended June 30, 2009 from $3.1 million for the same period in 2008.  The decrease in net interest income reflects the Company’s average balances of interest-earnings assets decreasing more rapidly than the Company’s average balances in interest-bearing liabilities decreased.  Average interest earning assets were $223.9 million and $236.4 million during the comparative 2009 and 2008 periods while the average yield was 4.77% and 5.28%, respectively.  Average interest-bearing liabilities decreased to $205.9 million for the six months ended June 30, 2009 compared to $214.7 million for the comparable 2008 period, while the average cost of interest-bearing liabilities decreased to 2.23% from 2.97% for the comparable periods. The lower average yield in 2009 reflects lower short-term interest rates as the Federal Reserve reduced the federal funds target rate 425 basis points since January 2008.  Our net interest rate spread increased 23 basis points to 2.54% from 2.31% while our net interest margin increased 13 basis points to 2.72% from 2.59%.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 108.76% for the six months ended June 30, 2009 from 110.14% for the same period in 2008.

There was no provision for loan losses for the six months ended June 30, 2009 and a negative provision for loan losses of $40,000 for the six months ended June 30, 2008.  There was $40,000 in loan losses recoveries during the six months ended June 30, 2008.  Any loan loss provisions made are to maintain the allowance to reflect management’s estimate of losses inherent in our loan portfolio.  Management concluded that no additional provisions were necessary during the six months ended June 30, 2009 or 2008.  Should any unforeseen risks present themselves however, management may need to make a provision for loan losses in the future.

Index

Non-interest income increased $561,000 to $746,000 for the six months ended June 30, 2009 from $185,000 for the comparable period in 2008.  The increase in non-interest income is primarily the result of an increase in the gain on securities sales and an increase in other non-interest income, offset by a decrease in insurance commission income.  Gain on securities sales increased $501,000 for the comparable six month periods due to the sale of available for sale mortgage-backed securities during the six months ended June 30, 2009 as well as the loss on the sale of the Company’s mutual fund investment recorded in April 2008.  The Company recorded $309,000 in gains on the sale of securities during the six months ended June 30, 2009 and a $192,000 loss on the sale of a mutual fund during the six months ended June 30, 2008.  Other non-interest income increased $60,000 or 45.8% to $191,000 for the six months ended June 30, 2009 compared to $131,000 for the six months ended June 30, 2008.  The increase in other non-interest income was primarily due an increase in correspondent fee income for the comparable periods.  Correspondent fee income increased $42,000 for the six months ended June 30, 2009 compared the same period during 2008, reflecting the underwriting and placement of FHA loans.  The Company does not retain an interest in or service FHA loans.  The Company did not underwrite FHA loans during 2008.  Insurance commissions decreased $8,000 or 25.8% to $23,000 for the six months ended June 30, 2009 from $31,000 for the comparable period in 2008.  The commissions decreased primarily due to a decrease in the sale of fixed and variable rate annuities for the comparable periods as investors avoided most non-insured financial market instruments.

Non-interest expense increased $83,000 to $3.0 million for the six-month period ended June 30, 2009 from $2.9 million for the comparable period in 2008.  The increase in non-interest expense is primarily due to increases in federal deposit insurance premiums and other non-interest expense items, partially offset by decreases in salaries and employee benefits and advertising and promotion costs.  Salaries and employee benefits decreased $113,000 or 7.2% to $1.5 million for the six months ended June 30, 2009 compared to $1.6 million for the same period in 2008.  The decrease was primarily due to a reduction in the cost of the recognition and retention and stock option plans as well as the attrition of two officer positions for the comparable periods.  The RRP plan was fully vested on May 21, 2008 and therefore, the cost associated with the RRP was lower during the six months ended June 30, 2009 than the comparable period.  Advertising and promotion costs decreased $29,000 or 22.1% to $102,000 for the quarter ended June 30, 2009 compared to $131,000 for the same period in 2008.  The reduction was due to a budgeted reduction in advertising costs during the six months ended June 30, 2009.  Federal deposit insurance premiums increased $213,000 to $229,000 for the six months ended June 30, 2009 compared to $16,000 for the same period in 2009.  The increase was primarily due to a special assessment imposed upon every insured financial institution at June 30, 2009 to replenish the FDIC fund.  The FDIC has stated that it may impose another special assessment later in 2009.  Other non-interest expense items increased $58,000 or 10.8% to $596,000 for the six months ended June 30, 2009 compared to $538,000 for the six months ended June 30, 2008.  The increase in other non-interest expense items was primarily due to professional fees increasing in conjunction with auditor oversight of the Sarbanes-Oxley 404 provision that affects smaller reporting companies this fiscal year and legal fees incurred in conjunction with increased foreclosure action borne by the Company during 2009.

Our federal and state tax provision increased $144,000 to $268,000 for the six months ended June 30, 2009 from $124,000 in the same period of 2008.  This is primarily the result of higher pre-tax income that occurred during the six months ended June 30, 2009.  Federal and state income tax expense as a percentage of income was 32.2% for the six months ended June 30, 2009 compared to 30.7% for the same period in 2008.

LIQUIDITY

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities.  The Bank invests excess funds in overnight deposits and other short-term interest-earning assets to provide liquidity to meet these needs.  At June 30, 2009, cash and cash equivalents totaled $11.4 million.  At June 30, 2009, the Bank had commitments to fund loans of $3.5 million, available lines of credit of $13.6 million, and standby letters of credit of $190,000.  At June 30, 2009, certificates of deposit represented 57.8% of total deposits.  The Bank has historically retained these deposit accounts.  In addition, the Bank has borrowing capacity for an additional $37.6 million from the FHLB without providing

Index

additional collateral.  The Bank considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term capital needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations.  The following table summarizes the Bank's regulatory capital requirements versus actual capital for the periods presented:

	Actual		Required		Excess
(Dollars in thousands)	Amount	%	Amount	%	Amount	%

As of June 30, 2009
Core capital
(to adjusted total assets)	$25,269	10.6%	$9,557	4.0%	$15,712	6.6%
Risk-based capital
to (risk-weighted assets)	26,555	23.01	9,232	8.0	17,323	15.0

As of December 31, 2008
Core capital
(to adjusted total assets)	$24,658	10.2%	$9,672	4.0%	$14,986	6.2%
Risk-based capital
to (risk-weighted assets)	25,946	22.5	9,222	8.0	16,724	14.5

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

The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution's cash flow from assets, liabilities, and off-balance-sheet items (the institution's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates.  The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value.  The Office of

Index

Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value.  The Office of Thrift Supervision model estimates the economic value of each type of asset, liability, and off-balance-sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 50 to 300 basis points in 50 or 100 basis point increments.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 7% to 8% would mean, for example, a 100 basis point increase in the "Change in Interest Rates" column below.  The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

The following table sets forth as of March 31, 2009 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  The Company anticipates that the June 30, 2009 Net Portfolio Value will be similar to the March 31, 2009 table shown below.

Change in				NPV as % of
Interest Rates				Portfolio Value of Assets
in Basis Points	Net Portfolio Value			NPV	Basis Point
(Rate Shock)	Amount	$ Change	% Change	Ratio	Change
	(Dollars in thousands)

300	24,133	(6,919)	(22)%	10.26%	(237)
200	27,463	(3,589)	(12)	11.45	(118)
100	29,946	(1,106)	(4)	12.30	(33)
50	30,488	(564)	(2)	12.46	(17)
Static	31,052	-	-	12.63	-
-50	31,098	46	-	12.61	(2)
-100	30,473	(579)	(2)	12.36	(27)

The table above indicates that at March 31, 2009, in the event of a 200 basis point increase in interest rates, we would experience a 12.0% decrease in net portfolio value.  A 100 basis point decrease in interest rates would result in a 2.0% decrease in net portfolio value.  All model outputs associated with the -200 or -300 basis point scenarios are not utilized because of the low prevailing interest rate environment.

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

Index

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

Issuer purchases of equity securities during the prior three months:

				Maximum
			Total number	number of
			of shares	shares that may
			purchased	be purchased
	Total	Average	under publicly	under the
	number shares	price paid	announced	repurchase
	purchased	per share	plan	plan

April 1 – April 30	1,208	$12.50	315,824	367,000
May 1 – May 31	-	-	315,824	367,000
June 1 – June 30	-	-	315,824	367,000

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

At the Company’s Annual meeting of Stockholders held on May 20, 2009, stockholders voted on the election of directors and the ratification of auditors.  The number of shares outstanding and entitled to vote was 2,024,715, and the number of shares present at the meeting in person or by proxy was 1,899,218.

1.	The vote with respect to the Election of Directors was as follows:

	For	Withheld

Thomas R. Butkus	1,812,504	86,714

Raymond J. Blake	1,810,488	87,044

The directors continuing in office are Messrs. Roger Aurelio, Edward Milen and Richard Nogal.

ITEM 5.  OTHER INFORMATION.

(a)	None
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

AJS BANCORP, INC.

Date: August 10, 2009	/s/ Thomas R. Butkus
Thomas R. Butkus
Chief Executive Officer and Chairman of the Board

Date: August 10, 2009	/s/ Lyn G. Rupich
Lyn G. Rupich
President and Chief Operating Officer