Form 10-Q
period 2009-09-30
AJS BANCORP INC
filed 2009-11-12
CIK 1144515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

On November 3, 2009, the issuer had 2,023,282 shares of common stock issued and outstanding, $0.01 per share par value.

AJS BANCORP, INC.

Form 10-Q Quarterly Report

Index

ITEM 1.  FINANCIAL STATEMENTS

AJS Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands of dollars, except per share data)
(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents
Cash and due from banks (interest-earning: 2009 –
$2,561; 2008 – $2,077)	$7,935	$7,335
Federal funds sold	-	58
Total cash and cash equivalents	7,935	7,393

Certificates of deposit	2,799	6,797
Trading securities	25	18
Securities available-for-sale	79,953	89,490
Securities held-to-maturity	361	367
Loans, net of allowance of $1,848 at September 30, 2009,
$2,734 at December 31, 2008	130,875	126,395
Other real estate owned	3,208	-
Federal Home Loan Bank stock, at cost	2,450	2,450
Premises and equipment	4,181	4,262
Bank-owned life insurance	3,313	3,202
Accrued interest receivable	940	1,027
Other assets	1,306	2,569

Total assets	$237,346	$243,970

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$179,169	$180,291
Federal Home Loan Bank advances	22,300	30,175
Advance payments by borrowers for taxes and insurance	2,293	1,502
Other liabilities and accrued interest payable	5,613	4,905
Total liabilities	209,375	216,873

Stockholders' equity
Preferred stock, $.01 par value, 20,000,000 shares authorized;
none issued	-	-
Common stock, $.01 par value, 50,000,000 shares authorized;
2,444,521 shares issued at September 30, 2009 and December 31, 2008	24	24
Additional paid in capital	12,189	11,728
Treasury stock at cost (421,239 shares at September 30, 2009
and 418,888 at December 31, 2008)	(9,824)	(9,795)
Retained earnings	24,181	23,764
Accumulated other comprehensive income	1,401	1,376
Total stockholders' equity	27,971	27,097

Total liabilities and stockholders' equity	$237,346	$243,970

See notes to consolidated financial statements.

Index

AJS Bancorp, Inc.
Consolidated Statements of Income
(in thousands of dollars, except per share data)
(unaudited)

	For the Three Months		For the Nine Months Ended
	Ended September 30,		September 30,
	2009	2008	2009	2008
Interest and dividend income
Loans	$1,740	$1,885	$5,204	$6,024
Securities	774	962	2,559	2,734
Interest-earning deposits and other	39	95	135	379
Federal funds sold	-	1	1	53
Total interest income	2,553	2,943	7,899	9,190

Interest expense
Deposits	745	1,074	2,477	3,612
Federal Home Loan Bank
advances and other	219	330	785	980
Total interest expense	964	1,404	3,262	4,592

Net interest income	1,589	1,539	4,637	4,598
Provision for loan losses	246	53	246	13

Net interest income after provision for
loan losses	1,343	1,486	4,391	4,585

Noninterest income
Service fees	101	106	324	321
Gain on sale of securities available-for sale	173	17	482	17
Gain (loss) on the sale of trading securities	-	-	-	(192)
Other than temporary impairment on
investment (all credit)	(126)	-	(126)	-
Other	103	93	317	256
Total noninterest income	251	216	997	402

Noninterest expense
Compensation and employee benefits	678	802	2,140	2,377
Occupancy expense	245	210	643	641
Data processing expense	79	89	255	278
Advertising and promotion	58	65	160	196
Federal deposit insurance	72	10	301	26
Other	323	288	919	827
Total noninterest expense	1,455	1,464	4,418	4,345

Income before income taxes	139	238	970	642

Income taxes	22	65	290	189

Net income	$117	$173	$680	$453

Earnings per share
Basic	$0.06	$0.09	$0.34	$0.22
Diluted	0.06	0.09	0.34	0.22
Weighted average shares - Diluted	2,023,372	2,030,470	2,024,206	2,039,267

Comprehensive income	$572	1,825	705	514

See notes to consolidated financial statements.

Index

AJS Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities
Net income	$680	$453
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	218	189
Provision for loan losses	246	13
Deferred income taxes	(495)	(217)
Net amortization of securities	75	18
Stock award compensation expense	-	70
Stock option compensation expense	-	29
Earnings on bank owned life insurance	(111)	(110)
Dividend reinvestments	-	(154)
Gain on the sale of securities available-for-sale	(482)	(17)
Gain (loss) on the sale of trading securities	-	192
Other than temporary impairment on investment	126	-
Changes in:
Fair value of trading securities	(7)	1
Accrued interest receivable and other assets	1,703	88
Accrued interest payable and other liabilities	169	307
Net cash provided by operating activities	2,122	862

Cash flows from investing activities
Trading securities
Purchases	-	(1,505)
Redemption	-	44
Proceeds from sale of mutual fund	-	11,400
Securities available-for-sale
Purchases	(41,074)	(36,023)
Sales	14,641	1,020
Maturities and principal payments	37,418	23,690
Securities held-to-maturity
Purchases	-	(320)
Maturities and principal payments	6	76
Net change in certificates of deposit	3,998	(4,000)
Net change in loans	(7,731)	1,438
Purchase of equipment	(137)	(168)
Net cash provided by (used in) investing activities	7,121	(4,348)

(Continued)

Index

AJS Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash from financing activities
Net change in deposits	(1,122)	(8,530)
Net change in advance payments by borrowers for taxes and insurance	588	684
Net change in Federal Home Loan Bank advances	(7,875)	8,725
Dividends paid	(263)	(666)
Purchase of treasury stock	(29)	(132)
Net cash provided by (used in) financing activities	(8,701)	81

Net change in cash and cash equivalents	542	(3,405)

Cash and cash equivalents at beginning of period	7,393	18,373

Cash and cash equivalents at end of period	$7,935	$14,968

Supplemental disclosures of cash flow information
Loans and related escrow balances transferred to other real estate owned	$3,208	$179

Supplemental noncash disclosures:
Securities transferred from available for sale to trading upon
adoption of Statement 159	$-	$11,513
Due to broker	1,000	-

(Continued)

Index

AJS Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Nine months ended September 30, 2008
(in thousand of dollars)
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance at December 31, 2007	$24	$11,079	$(9,598)	$26,543	$(120)	$27,928
Purchase of 6,317 shares of treasury stock	-	-	(132)	-	-	(132)
ESOP put option	-	462	-	-	-	462
Stock awards earned	-	70	-	-	-	70
Stock options compensation	-	29	-	-	-	29
Adjustment to initially apply Statement 159 net of tax	-	-	-	46	(46)	-
Cash dividend (regular quarterly $0.11 per share; special $0.50 per share)	-			(666)		(666)
Comprehensive income:
Net income	-	-	-	453	-	453
Change in unrealized loss on securities
Available for sale, net of taxes	-	-	-	-	61	61
Total comprehensive income						514

Balance at September 30, 2008	$24	$11,640	$(9,730)	$26,376	$(105)	$28,205

(Continued)

Index

AJS Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Nine months ended September 30, 2009
(in thousand of dollars)
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2008	$24	$11,728	$(9,795)	$23,764	$1,376	$27,097
Purchase of 2,351 shares of treasury stock	-	-	(29)	-	-	(29)
ESOP put option	-	461	-	-	-	461
Cash dividend ($0.33 per share)	-	-	-	(263)	-	(263)
Comprehensive income:
Net income	-	-	-	680	-	680
Change in unrealized gain on securities
available for sale, net of taxes	-	-	-	-	25	25
Total comprehensive income	-	-	-	-	-	705

Balance at September 30, 2009	$24	$12,189	$(9,824)	$24,181	$1,401	$27,971

See notes to consolidated financial statements.

Index

AJS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

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

Note 2 – Earnings Per Share

Basic earnings per share for the three and nine months ended September 30, 2009 and 2008 were computed by dividing net income by the weighted average number of shares outstanding.  Diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards.  Computations for basic and diluted earnings per share are provided below.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(in thousands, except		(in thousands, except
	per share data)		per share data)
Basic
Net income	$117	$173	$680	$453
Weighted average common shares
outstanding	2,023	2,030	2,024	2,033

Basic earnings per common share	$0.06	$0.09	$0.34	$0.22

Index

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(in thousands, except		(in thousands, except
	per share data)		per share data)
Diluted
Net income	$117	$173	$680	$453
Weighted average common shares
outstanding	2,023	2,030	2,024	2,033
Dilutive effect of stock awards	-	-	-	1
Dilutive effect of stock options	-	-	-	5

Diluted average common shares	2,023	2,030	2,024	2,039

Diluted earnings per common share	$0.06	$0.09	$0.34	$0.22

There were 90,485 options that were anti-dilutive for the three and nine months ended September 30, 2009 and 100,485 shares that were anti-dilutive for the three and nine months ended September 30, 2008.

Note 3 – New Accounting Pronouncements

On July 1, 2009, the FASB’s GAAP Codification (“Codification” or “ASC”) became effective as the sole authoritative source of US GAAP.  This codification reorganizes current GAAP for non-governmental entities into a topical index to facilitate accounting research and to provide users additional assurance that they have referenced all related literature pertaining to a given topic.  Existing GAAP prior to the Codification was not altered in compilation of the GAAP Codification. The GAAP Codification encompasses all FASB Statements of Financial Accounting Standards (SFAS), Emerging Issues Task Force (EITF) statements, FASB Staff Positions (FSP), FASB Interpretations (FIN), FASB Derivative Implementation Guides (DIG), American Institute of Certified Public Accountants (AICPA) Statement of Positions (SOPS), Accounting Principals Board (APB) Opinions and Accounting Research Bulletins (ARBs) along with the remaining body of GAAP effective as of June 30, 2009.  Financial Statements issued for all interim and annual periods ending after September 15, 2009 will need to reference accounting guidance embodied in the Codification as opposed to referencing the previously authoritative pronouncements.  Accounting literature included in the codification is referenced by Topic, Subtopic, Section and paragraph.

In May 2009, the FASB issued Subsequent Events (ASC 855-10).  The standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements  are  issued or available to be issued. The standard defines (i) the period  after  the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii)  the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that  occurred  after the balance sheet date.  The standard became effective for periods ending after June 15, 2009.  The standard did not have a material impact on the Company’s financial statements.  Subsequent events for the quarter ended September 30, 2009 were evaluated through November 12, 2009.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (ASC 260-10).  This standard addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method of FASB Statement No. 128, Earnings Per Share. ASC 260-10 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This standard was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data

Index

presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this standard. Impact of adoption had no material impact on the current or comparative period earnings per share calculation.

In April 2009, the FASB issued Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10-65), which amends existing guidance for determining whether impairment is other-than-temporary for debt securities.  The standard requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, the standard expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  The impact of adoption had no material impact on the results of operations or financial position.

In April 2009, the FASB issued Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820-10).  This standard emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The standard provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The standard also requires increased disclosures.  The Company adopted this standard in the quarter ended June 30, 2009, however, it did not have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Interim Disclosures about Fair Value of Financial Instruments (ASC 825-10).  This standard amends Disclosures about Fair Value of Financial Instruments (825-10), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  This standard was effective for interim reporting periods ending after June 15, 2009.  The Company adopted this standard in the quarter ended June 30, 2009 and did not have a material impact on the Company’s Statement of Financial Condition or Statement of Income.

Note 4 - Newly Issued but not Yet Effective Accounting Standards

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

Note 5 – Securities

At September 30, 2009 and December 31, 2008, the Company had trading securities consisting of equity securities, carried at fair value in accordance with ASC 825-10.   Trading securities had a fair value of $25,000 and $18,000, at September 30, 2009 and December 31, 2008, respectively.

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
September 30, 2009
U.S. governmental agencies	$34,241	$205	$(32)	$34,414
Residential mortgage-backed	43,423	2,117	(1)	45,539

Total	77,664	$2,322	$(33)	$79,953

December 31, 2008
U.S. governmental agencies	$20,000	$198	$-	$20,198
Residential mortgage-backed	67,240	2,077	(25)	69,292

Total	$87,240	$2,275	$(25)	$89,490

The amortized cost, unrecognized gains and losses, and fair values of securities held to maturity follow:

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
September 30, 2009
Residential mortgage-backed	$41	$2	$-	$43
State and municipal	320	12	-	332

Total	$361	$14	$-	$375

December 31, 2008
Residential mortgage-backed	$47	$2	$-	$49
State and municipal	320	-	(9)	311

Total	$367	$2	$(9)	$360

Index

Contractual maturities of securities at September 30, 2009 were as follows.  Securities not due at a single maturity date, consisting of mortgage-backed securities, are shown separately.

	Available		Held to
	for Sale		Maturity
	Fair	Amortized	Fair
	Value	Cost	Value
	(in thousands)

Due in one year or less	$-	$-	$-
Due after one year through five years	5,025	-	-
Due after five year through ten years	10,438	205	213
Due after ten years	18,951	115	119
Mortgage-backed securities	45,539	41	43

	$79,953	$361	$375

Securities with a carrying value of approximately $10,919 and $11,258 at September 30, 2009 and December 31, 2008 were pledged to secure public deposits and for other purposes as required or permitted by law.

Sales of trading and available for sale securities were as follows:

	September 30	September 30
	2009	2008
	(in thousands)
Proceeds from sale of securities available for sale	$14,641	$1,020
Proceeds from sale of trading securities	-	-
Gross gains from sale of securities available for sale	482	17
Gross losses from sale of trading securities	-	(192)

Securities with unrealized losses at September 30, 2009 not recognized in income, by length of time that individual securities have been in a continuous unrealized loss position, are as follows.  Securities are available for sale unless otherwise noted.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2009	(in thousands)
U.S. government
agency (AFS)	$3,053	$(32)	$-	$-	$3,053	$(32)
Residential mortgage-
backed (AFS)	-	-	12	(1)	12	(1)

Total temporarily
impaired	$3,053	$(32)	$12	$(1)	$3,065	$(33)

December 31, 2008
Residential mortgage-
backed (AFS)	$15	$(1)	$2,926	$(24)	$2,941	$(25)
State & municipal (HTM)	311	(9)	-	-	311	(9)

Total temporarily
impaired	$326	$(10)	$2,926	$(24)	$3,252	$(34)

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

Index

illiquidity in our capital markets.  The fair value is expected to recover as the securities approach their maturity date and/or market conditions improve.

Note 6 – Fair Value

Fair Value Option

The Company elected the fair value option for its equity investment securities due to concerns regarding the other than temporary impairment of a significant portion of those investments.  Upon adoption of ASC 825-10, no changes to the carrying value of elected securities were recorded as securities were carried at fair value at the date of election.  The Company recorded a stockholders’ equity reclassification adjustment of $46,000 from accumulated other comprehensive income to retained earnings.  There was no net balance sheet impact upon adoption.

Upon adoption of ASC 825-10, mortgage mutual fund and stock investment securities of $11.4 million and $76,000 were reclassified from securities available-for-sale to trading securities.  During the quarter ended June 30, 2008 the Company sold 100% of its mutual fund investment at a total realized loss of $192,000, with the change in fair value recognized through earnings during 2008.  Prior to adoption, the mortgage mutual fund and stock investment securities were carried at fair value and had $0 and $76,000, respectively, of pre-tax unrealized gains and $0 and $46,000, respectively, of after-tax unrealized gains included in accumulated other comprehensive income.

Fair Value Measurement

Fair value id defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Impaired loans are evaluated for impairment at the time the loan is identified as impaired and each subsequent reporting date thereafter.  Fair value is measured based on present value of estimated future cash flows or at the fair value of collateral if repayment is expected solely from the collateral. Collateral is primarily real estate and its fair value is generally determined based on real estate appraisals or other evaluations by qualified professionals.  During the nine months ended September 30, 2009, the Company

Index

recorded additional provisions on impaired loans of $186,000.  Additionally, a specific reserve on an impaired loan was reduced by $300,000 during the nine months ended September 30, 2009 and as a result, a net negative provision of $114,000 was recorded on loans listed as impaired at September 30, 2009.

Assets measured at fair value, in thousands, on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
September 30, 2009:
Trading securities	$25	$25	$-	$-
Available for sale securities	79,953	-	79,953	-

December 31, 2008:
Trading securities	18	18	-	-
Available for sale securities	89,490	-	89,490	-

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis (in thousands):

September 30, 2009:
Impaired loans	$7,615	$-	$-	$7,615
Other real estate owned	2,765	-	-	2,765

December 31, 2008
Impaired loans	5,129	-	-	5,129

At September 30, 2009 and December 31, 2008, there were no liabilities measured on a recurring or nonrecurring basis.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $11.1 million at September 30, 2009 reduced by charge-offs of $3.2 million and a specific reserve of $300,000.  Impaired loans at December 31, 2008 had a carrying amount of $6.5 million reduced by specific reserves of $1.3 million.  For the three months ended September 30, 2009 and the three and nine months ended September 30, 2008, no additional provisions were recorded on impaired loans. The Company recorded $186,000 in additional provisions for the nine months ended September 30, 2009.

At September 30, 2009, the Company had nine properties recorded as other real estate owned (“OREO”).  Four of the nine properties transferred to OREO were transferred at their underlying loan value due to the expected fair value of the properties being higher than the loan value at the transfer date. The remaining properties were transferred at estimated fair value.  Since the transfer to OREO, the Company recorded $71,000 of valuation reserves against the carrying balances as of September 30, 2009.

Index

The carrying amount and estimated fair value of financial instruments were as follows.

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets	(in thousands)
Cash and cash equivalents	$7,935	$7,935	$7,393	$7,393
Certificates of deposit	2,799	2,838	6,797	6,797
Trading securities	25	25	18	18
Securities available for sale	79,953	79,953	89,490	89,490
Securities held to maturity	361	375	367	360
Loans, net	130,875	132,983	126,395	131,173
Federal Home Loan Bank stock	2,450	N/A	2,450	N/A
Accrued interest receivable	940	940	1,027	1,027

Financial liabilities
Deposits	(179,169)	(180,212)	(180,291)	(181,505)
FHLB advances	(22,300)	(23,021)	(30,175)	(31,031)
Advances from borrowers for taxes
and insurance	(2,293)	(2,293)	(1,502)	(1,502)
Accrued interest payable	(213)	(213)	(330)	(330)

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

Specific allocations are made for loans that are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Company policy requires that all non-homogeneous loans past due greater than ninety days be classified as impaired and non-performing. However, loans past due less than ninety days may also be classified as impaired when management does not expect to collect all amounts due according to the contractual terms of the loan agreement.  Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent, the fair value of the collateral adjusted for market conditions and selling expenses.

Actual loan losses may be significantly more than the allowances we have established which could have a material negative effect on our financial results.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.   Securities are classified as available-for-sale when they might be sold before maturity.  Securities purchased with the intent to sell in the short-term are classified as trading and are carried at fair value.   Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.  Equity securities are classified as trading and are carried at fair value.  Securities are written down to fair value when a decline in fair value is not temporary.  Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses.  In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost and the financial condition and near term prospects of the issuer.  Additionally, the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities prior to recovery.

Recent Events

During the past year, the banking industry has been under significant stress due to defaults in complex derivative instruments, declining real estate values, asset impairment, eroding bank capital ratios, higher unemployment resulting in a greater number of delinquencies and deteriorating asset quality, an economic recession and tightening liquidity.   The Company has not entered into any derivative contracts.  The impact of these trends is briefly discussed below.

•
Real Estate Trends and Loan Quality: Our single family and home equity loan mortgage portfolio, which makes up 78.3% of our total loan portfolio, has seen no significant change in non-performing loans.  Net charge-offs on single family and home equity loans over the last four quarters have decreased compared to the prior four quarters.  However, our commercial mortgage portfolio

Index

comprising 21.7% of our total loan portfolio, has seen a significant increase in non-performing loans.  Net charge-offs on commercial loans over the last four quarters were $4.1 million compared to net charge-offs of $367,000 over the preceding four quarters.

•
Securities Portfolio:  Our securities portfolio primarily consists of Fannie Mae and Freddie Mac bonds and mortgage backed securities.  At September 30, 2009, total unrealized losses on our securities portfolio were less than one-tenth of one percent of total investment securities.  As of September 30, 2009, management has not identified any trading, available for sale, or held to maturity securities that we believe would be classified as other than temporarily impaired. As further discussed in the financial condition discussion below, the Company recorded a $126,000 other than temporary impairment charge on stock held in another financial institution.  The stock is carried as an other asset on the statement of financial condition.  Following the impairment charge at September 30, 2009, the Company has a $42,000 asset reflecting the estimated remaining fair value of stock.

•
Capital Levels:  As detailed in the Capital Resources section of the Form 10-Q, the Bank's capital levels exceed regulatory capital requirements.  As of September 30, 2009, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. The Company’s core capital was $25.4 million or 10.8%, exceeding its required capital amount by $16.0 million or 6.8%.

•
Liquidity:  In recent months, certain banking institutions have encountered liquidity issues.  To address industry trends, the Company has shifted the composition of its assets to increase its level of shorter term liquid assets that if needed, could be sold to meet short term liquidity needs.  We refer your attention to the Liquidity section for additional details.

The following discussion compares the financial condition of the Company at September 30, 2009 to its financial condition at December 31, 2008 and the results of operations for the three- and nine-month periods ended September 30, 2009 to the same periods in 2008.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at September 30, 2009 were $237.3 million, a decrease of $6.6 million or 2.7% from $244.0 million at December 31, 2008.  The decrease in total assets reflects decreases in certificates of deposit at other financial institutions, securities available for sale and other assets, partially offset by an increase in loans and other real estate owned.  Certificates of deposit decreased $4.0 million or 58.8% to $2.8 million at September 30, 2009 compared to $6.8 million at December 31, 2008, due to certificates maturing.  Securities available for sale decreased $9.5 million or 10.6% to $80.0 million at September 30, 2009 from $89.5 million at December 31, 2008, primarily due to securities sales, calls, principal repayments, and maturities within the portfolio.  Net loans receivable increased $4.5 million or 3.5% to $130.9 million at September 30, 2009 from $126.4 million at December 31, 2008.  The increase in loans reflects an increase in the origination of single family fixed-rate mortgage loans.  Other real estate owned increased to $3.2 million at September 30, 2009, as the Company took possession of several commercial real estate properties during 2009.  The Company had no real estate owned at December 31, 2008.  Other assets decreased $1.3 million or 49.2% to $1.3 million at September 30, 2009 from $2.6 million at December 31, 2008.  The decrease was primarily the result of decreases in the Company’s accrued federal and state income taxes as the December 31, 2008 accrued taxes reflected a benefit due that was received during the third quarter of 2009.

The Company had non-performing assets of $8.7 million at September 30, 2009 and $3.7 million at December 31, 2008.  The allowance for loan losses was $1.8 million at September 30, 2009 and $2.7 million at December 31, 2008.  This represents a ratio of allowance for loan losses to gross loans receivable of 1.39% and 2.12%, at September 30, 2009 and at December 31, 2008, respectively.  The allowance for loan losses to non-performing loans was 33.46% as of September 30, 2009 compared to 73.18% as of December 31, 2008.  The increase in

Index

non-performing assets primarily reflects an increase in the number of non-performing commercial real estate loans and other real estate owned the Company held at September 30, 2009 compared to December 31, 2008.  The Company had six commercial and eight single-family non-performing loan relationships as of September 30, 2009 compared to two commercial and six single-family non-performing loan relationships as of December 31, 2008.  The Company has nine other real estate owned properties (“OREO”) as of September 30, 2009 and had no OREO at December 31, 2008.  The increase in OREO from June 30, 2009 to September 30, 2009 is the result of (a) improvements to certain properties and (b) reclassification adjustments from prior quarter.  The OREO properties primarily consist of retail office space.  Additionally, the Company has one commercial real estate loan relationship that is considered impaired at September 30, 2009, but is not more than 90 days delinquent as of September 30, 2009.

For the nine months ending September 30, 2009 and 2008, activity in the allowance for loan losses was as follows:

	2009	2008

Beginning balance at January 1	$2,734	$1,539
Provision for loan losses	246	13
Charge-offs	(1,132)	(220)
Recoveries	-	67

Ending balance at September 30	$1,848	$1,399

Impaired loans at September 30, 2009 compared to December 31, 2008 were as follows:
	2009	2008
Impaired loans with allocated allowance for
loan losses	$2,874	$6,464
Impaired loans with no allocated allowance
for loan losses	5,041	4,116

Total	$7,915	$10,580

Amount of the allowance for loan losses allocated	$300	$1,335

The decrease in the allowance from December 31, 2008 to September 30, 2009 is primarily attributable:

•	A charge-off of $135,000 during the first quarter of 2009 which had been previously allocated for at December 31, 2008.
•	A charge-off of $600,000 recorded during the third quarter of 2009 which had been previously allocated for at December 31, 2008.
•	Additionally, during the second quarter, charge-offs of $229,000 were offset by a reduction of a specific reserve by $300,000.

The Company actively monitors the performance of our loan portfolio and gives significant attention to the review and analysis of impaired credits. Reserves on impaired loans are adjusted as new information becomes available.  Information such as the receipt of an updated appraisal, updated financial statements, results of physical inspections and results of litigation are examples of events that would require the Company to reassess the ultimate collectibilty of impaired loans.

At September 30, 2009, the Company has three large impaired loan relationships totaling $6.6 million (after previous charge-offs and specific allocations of $3.2 million).  The Company continues to monitor these loans and as conditions change, specific reserves on these loans are adjusted.  Due to the size of these credits as information becomes available, additional provisions may be necessary on these loans.  The current status of the loans is discussed below.

Index

One of these loan relationships totaling $2.6 million (net of specific reserve of $300,000 recorded in 2008) is currently performing.  During the nine months ending September 30, 2009, the specific allocation on this loan was reduced from $600,000 to $300,000 due to the continued performance of the loan.  At our subsequent events date, based upon all available information, the Company believes the $300,000 reserves recorded on this loan to be adequate.  However, the current loan term matures on November 30, 2009. The Company is evaluating a renewal or restructuring of the loan at that time. As current information is obtained from the borrower, the Company will evaluate its overall position on this credit..

The remaining two loan relationships are participations purchased.  Recently, the servicer of one of the loan participations that is secured by vacant land, totaling $1.6 million (net of a $2.3 million charge-off recorded during 2008) was taken over by its primary regulator.  Since the failure of the servicer, the Company has not been able to obtain reliable information on the underlying value of the real estate securing the loan, the status of the borrower, or the steps taken to remedy the default.  At our subsequent events date, based on all available information, the Company believes the previously recorded charge-off on this loan to be adequate

The second loan participation, secured by real estate, for $2.4 million (net of a $600,000 charge-off recorded during 2009) in the process of servicer negotiations that may involve borrower bankruptcy and re-negotiation of the loan balance.  We are unable to currently predict the outcome of the bankruptcy litigation. Possible outcomes could include, reducing the outstanding principal balance, reducing the interest rate, or liquidating the collateral. If events occur that result in estimated discounted cash flows being less than the current carrying value, $2.4 million, additional losses may be necessary on this loan.  At subsequent events date, based on all available information, the Company believes the previously recorded charge-off on this loan to be adequate

Total liabilities comprised almost entirely of deposits and borrowings decreased $7.5 million or 3.5% to $209.4 million at September 30, 2009 from $216.9 million at December 31, 2008.  Total deposits decreased $1.1 million to $179.2 million at September 30, 2009 from $180.3 million at December 31, 2008.  FHLB borrowings decreased $7.9 million or 26.1% to $22.3 million at September 30, 2009 from $30.2 million at December 31, 2008, primarily due to maturing and non-renewed advances.

Total stockholders’ equity increased $874,000 to $28.0 million at September 30, 2009 from $27.1 million at December 31, 2008.  The increase reflects net income of $680,000 for the nine months ended September 30, 2009 and a $461,000 decrease in the ESOP put option liability, partially offset by dividends paid of $263,000 during the nine months ended September 30, 2009.  The increases to stockholders’ equity were partially offset by common stock repurchases totaling $29,000 for the repurchase of 2,351 shares during the nine months ended September 30, 2009.

The Company paid a quarterly dividend of $0.11 cents per share on August 28, 2009 to stockholders of record as of August 14, 2009.  In addition, the Company’s Board of Directors announced that it has declared a quarterly dividend of $0.11 cents per share payable on November 27, 2009, to stockholders of record on November 13, 2009.  AJS Bancorp, MHC (the "MHC") waived 100% of the August cash dividend.  As of September 30, 2009, the Company held cash totaling $7.9 million.  At September 30, 2009 the Bank’s tier 1 capital as well as its tangible capital ratio was 10.8%, and its risk-based capital ratio was 23.2%.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

Net interest income was $1.6 million for the quarter ended September 30, 2009 compared to $1.5 million for the same quarter in 2008.  Average interest earning assets were $218.3 million and $233.7 million during the comparative 2009 and 2008 quarters while the average yield was 4.68% and 5.04%, respectively.  The lower average yield in 2009 reflects lower short-term interest rates as interest-sensitive assets repriced downward as the economy reacted to the Federal Reserve reduction of the federal funds target rate.  Average interest-bearing liabilities decreased to $201.9 million for the quarter ended September 30, 2009 compared to $213.4

Index

million for the comparable 2008 quarter, while the average cost of interest-bearing liabilities decreased to 1.91% from 2.63% for the comparable periods.  The decrease in our average cost of interest bearing liabilities reflects the lower market rates for deposits and borrowings since the Federal Reserve started lowering short-term interest rates.  Our net interest rate spread increased 36 basis points to 2.77% from 2.41% while our net interest margin increased 28 basis points to 2.91% from 2.63%.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 108.12% for the three months ended September 30, 2009 from 109.5% for the same period in 2008.

Total interest income decreased by $390,000 or 13.3% to $2.6 million for the quarter ended September 30, 2009 from $2.9 million for the quarter ended September 30, 2008.  The decrease was due to lower average asset balances as well as lower interest rates.  The average balance for loans for the three months ended September 30, 2009 was $132.8 million with an average yield of 5.24% compared to $133.8 million with an average yield of 5.63% for the same quarter in 2008.  The average balance of securities decreased to $74.5 million for the three months ended September 30, 2009 from $84.2 million for the same period last year.  The average yield decreased to 4.16% on securities while for the same quarter last year the average yield was 4.57%.  The average balance for interest-earning deposits for the three months ended September 30, 2009 decreased to $10.9 million with an average yield of 1.44% compared to an average balance of $15.4 million with an average yield of 2.46% for the same quarter in 2008.

Total interest expense decreased $440,000 to $964,000 at September 30, 2009 from $1.4 million at September 30, 2008.  The decrease in interest expense was due to the decreased cost of deposits and FHLB advances.  The average cost of deposits at September 30, 2009 was 1.67% as compared to 2.38% at September 30, 2008.  Interest expense on FHLB advances decreased by $111,000 or 33.6% to $219,000 for the quarter ended September 30, 2009 from $330,000 for the same quarter in 2008.  This was due to a decrease in the average FHLB advance balances as well as a decrease in interest rates on the remaining FHLB advances for the quarter ended September 30, 2009 compared to the same quarter in 2008.  The average FHLB advance balance was $24.2 million and the average cost was 3.61% for the quarter ended September 30, 2009 compared to an average balance of $32.7 million and the average cost was 4.03% for the same quarter in 2008.

The return on average assets (ROA) decreased to 0.20% for the quarter ended September 30, 2009 compared to 0.28% for the same period in 2008, while the return on average equity (ROE) decreased to 1.69% for the quarter ended September 30, 2009 compared to 2.46% for the same period in 2008.  The change in ROA and ROE primarily reflects an increase in provision for loan losses, partially offset by an increase in non-interest income.

The Company recorded a $246,000 provision for loan losses for the three months ended September 30, 2009 compared to a $53,000 provision for loan losses for the three months ended September 30, 2008.  The provision was necessary to offset charge-offs and to increase the allowance to a level that reflects losses incurred in our loan portfolio as of September 30, 2009.  See the “Financial Condition” section for further information.  The Company recorded $771,000 in net charge-offs during the quarter ended September 30, 2009 and the net charge-off included a $600,000 charge-off on an impaired loan that was previously reserved for.  We will continue to monitor the loan portfolio and should market conditions deteriorate further, management may need to make additional provisions for future loan losses. Non-performing assets as a percentage of total assets were 3.68% at September 30, 2009.  Non-performing loans as a percentage of total assets were 2.33% at September 30, 2009 and 1.53% at December 31, 2008.

Non-interest income increased $35,000, or 16.2% to $251,000 for the quarter ended September 30, 2009 from $216,000 for the comparable quarter in 2008.  The increase in non-interest income is primarily due to gains recorded on the sale of securities during the quarter ended September 30, 2009, partially offset by an other than temporary impairment charge on stock held in another financial institution.  The Company sold available for sale securities to respond to shifting liquidity needs during the quarter. The Company recorded a $126,000 other than temporary impairment charge on stock held in another financial institution (“banker’s bank”).  Due to negative financial performance of banker’s bank, the banker’s bank plans to raise additional

Index

capital at a much lower price than the Company’s current investment carrying value, and the Company’s inability to project a recovery in the value of the investment equal to the Company’s investment, the Company recognized other than temporary impairment in the amount of $126,000 during the third quarter.  Following the impairment charge, at September 30, 2009 the Company has a $42,000 asset reflecting the estimated remaining fair value of stock.

Non-interest expense decreased $9,000 to $1.5 million for the quarter ended September 30, 2009.  The decrease in non-interest expense is primarily due to decreases in salaries and employee benefit costs and data processing costs, partially offset by increases in federal deposit insurance premiums, occupancy expenses, and other non-interest expense items.  Salaries and employee benefits decreased $124,000 or 15.5% to $678,000 for the three months ended September 30, 2009 compared to $802,000 for the same period in 2008.  The decrease was primarily due to the attrition of two officer positions in 2009, reductions in the bonus accrual and profit sharing contributions offset by increases in loan originators commissions and group insurance costs.  Data processing costs decreased $10,000 or 11.2% to $79,000 for the quarter ended September 30, 2009 compared to $89,000 for the same period in 2008.  The decrease in data processing costs was primarily due to the re-negotiation of the Company’s data services contract.  Occupancy costs increased $35,000 or 16.7% to $245,000 for the three months ended September 30, 2009 compared to $210,000 for the same period in 2008.  The increase reflects increases in office building repair and maintenance costs as well as increases in real estate taxes for the comparable quarters.  Federal deposit insurance premiums increased $62,000 to $72,000 for the quarter ended September 30, 2009 compared to $10,000 for the same period in 2008.  The increase was primarily due to an increase in premium rate on insured institutions at September 30, 2009.  On September 29, 2009, the Board of Directors of the Federal Deposit Insurance Corporation adopted a Notice of Proposed Rulemaking that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The FDIC Board also voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011.  The premiums will be amortized through earnings corresponding with the period of coverage.  The prepayment will allow for the FDIC to boost its insurance reserves.  Other non-interest expense items increased $35,000 or 12.2% to $323,000 for the quarter ended September 30, 2009 compared to $288,000 for the same period last year.  The increase in non-interest expense for the comparable quarters was primarily due to a $42,000 increase in real estate tax and assessments on OREO.  The Company had no OREO during the quarter ended September 30, 2008.

Our federal and state taxes decreased $43,000 or 66.2% to $22,000 for the quarter ended September 30, 2009 from $65,000 during the same period of 2008.  This is primarily due to lower pre-tax income during the three months ended September 30, 2009 compared to the same period in 2008.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

Net income increased by $227,000 or 50.1% to $680,000 for the nine months ended September 30, 2009, compared to net income of $453,000 for the same period in 2008.  The Company’s return on average assets increased to 0.38% for the nine months ended September 30, 2009 from 0.24% for the comparable period in 2008.  The increase in net income resulted from increases in net interest income and non-interest income, offset by an increase in non-interest expense and provision for loan losses.

Net interest income increased by $39,000 or 0.9% to $4.6 million for the nine month period ended September 30, 2009.  Average interest earning assets were $221.7 million and $235.8 million during the comparative 2009 and 2008 periods while the average yield was 4.75% and 5.20%, respectively.  The lower average yield in 2009 reflects lower short-term interest rates.  Average interest-bearing liabilities decreased to $204.6 million for the nine months ended September 30, 2009 compared to $214.4 million for the comparable 2008 period, while the average cost of interest-bearing liabilities decreased to 2.13% from 2.86% for the comparable periods.  The decrease in our average cost of interest bearing liabilities reflects the lower market rates for deposits and borrowings since the Federal Reserve started lowering short-term interest rates.  Our net interest rate spread increased 28 basis points to 2.62% from 2.34% while our net interest margin increased 19

Index

basis points to 2.79% from 2.60%.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 108.39% for the nine months ended September 30, 2009 from 109.98% for the same period in 2008.

There was a $246,000 provision for loan losses for the nine months ended September 30, 2009 and a $13,000 provision for loan losses for the nine months ended September 30, 2008.  Any loan loss provisions are made to maintain an allowance that is reflective of management’s estimate of losses incurred in our loan portfolio.  We will continue to monitor the loan portfolio and should market conditions deteriorate further, management may need to make additional provisions for loan losses in the future.  See the “Financial Condition” section for more information.

Non-interest income increased $595,000 to $1.0 million for the nine months ended September 30, 2009 from $402,000 for the comparable period in 2008.  The increase in non-interest income is primarily the result of an increase in the gain on security sales and an increase in other non-interest income, partially offset by an other than temporary impairment on stock held at another financial institution.  Gain on security sales increased $657,000 for the comparable nine month periods.  The increase in the gain on security sales was the result of a higher number and amount of sales of available for sale securities during the nine months ended September 30, 2009 compared to the sales recorded during the nine months ended September 30, 2008, and the loss on the sale of the Company’s mutual fund investment recorded in April 2008.  The Company recorded $482,000 in gains on the sale of securities during the nine months ended September 30, 2009 and a $175,000 net loss primarily due to the sale of a mutual fund during the nine months ended September 30, 2008.  Other non-interest income increased $61,000 or 23.8% to $317,000 for the nine months ended September 30, 2009 compared to $256,000 for the nine months ended September 30, 2008.  The increase in other non-interest income was primarily due to an increase in correspondent fee income for the comparable periods.  Correspondent fee income increased $63,000 for the nine months ended September 30, 2009 compared to the same period during 2008, reflecting the underwriting and placement of FHA loans.  The Company does not hold FHA loans in its portfolio.  The Company did not underwrite FHA loans during 2008.  As previously discussed, the Company recognized other than temporary impairment charge of $126,000 on stock held in another financial institution during the quarter ended September 2009.

Non-interest expense increased $73,000 or 1.7% to $4.4 million for the nine month period ended September 30, 2009 from $4.3 million for the comparable period in 2008.  The increase in non-interest expense is primarily due to increases in federal deposit insurance premiums and other non-interest expense items, partially offset by decreases in salaries and employee benefits and advertising and promotion costs.  Salaries and employee benefits decreased $237,000 or 10.0% to $2.1 million for the nine months ended September 30, 2009 compared to $2.4 million for the same period in 2008.  The decrease was primarily due to a reduction in the cost of the recognition and retention and stock option plans as well as the attrition of two officer positions for the comparable periods.  The RRP plan was fully vested on May 21, 2008 and therefore, the cost associated with the RRP was lower during the nine months ended September 30, 2009 than the comparable period.  Advertising and promotion costs decreased $36,000 or 18.4% to $160,000 for the quarter ended September 30, 2009 compared to $196,000 for the same period in 2008.  The reduction was due to a budgeted reduction in advertising costs that were incurred during the nine months ended September 30, 2009.  Federal deposit insurance premiums increased $275,000 to $301,000 for the nine months ended September 30, 2009 compared to $26,000 for the same period in 2009.  The increase was primarily due to a special assessment imposed upon every insured financial institution at June 30, 2009 to replenish the Deposit Insurance Fund.  Please see the quarterly information above for more information on proposed FDIC assessments.  Other non-interest expense items increased $92,000 or 11.1% to $919,000 for the nine months ended September 30, 2009 compared to $827,000 for the nine months ended September 30, 2008.  The increase in non-interest expense was primarily due to a $48,000 increase in audit and accounting expense related to Sarbanes-Oxley 404 compliance and a $41,000 increase in real estate tax and assessments on OREO.  The Company had no OREO during the nine months ended September 30, 2008.

Our federal and state tax provision increased $101,000 to $290,000 for the nine months ended September 30, 2009 from $189,000 in the same period of 2008.  This is primarily the result of higher pre-tax income that occurred during the nine months ended September 30, 2009.  Federal and state income tax expense as a

Index

percentage of income was 29.9% for the nine months ended September 30, 2009 compared to 29.4% for the same period in 2008.

LIQUIDITY

The Bank is required to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities.  The Bank invests excess funds in overnight deposits and other short-term interest-earning assets to provide liquidity to meet these needs.  At September 30, 2009, cash and cash equivalents totaled $7.9 million.  At September 30, 2009, the Bank had commitments to fund loans of $1.5 million, available borrower lines of credit of $13.2 million, and standby letters of credit of $190,000.  At September 30, 2009, certificates of deposit represented 57.4% of total deposits.  The Bank has historically retained the majority of these deposit accounts.  In addition, the Bank has borrowing capacity for an additional $41.8 million from the FHLB without providing additional collateral.  The Bank considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations.  The following table summarizes the Bank's regulatory capital requirements versus actual capital for the periods presented:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2009
Total risk-based capital to
risk-weighted assets	$26,804	23.2%	$9,232	8.0%	$11,540	10.0%
Tier I (core) capital to risk-
weighted assets	25,399	22.0	4,616	4.0	6,924	6.0
Tier I (core) capital to
adjusted total assets	25,399	10.8	9,406	4.0	11,757	5.0

As of December 31, 2008
Total risk-based capital to
risk-weighted assets	$25,946	22.5%	$9,222	8.0%	$11,528	10.0%
Tier I (core) capital to risk-
weighted assets	24,658	21.4	4,611	4.0	6,917	6.0
Tier I (core) capital to
adjusted total assets	24,658	10.2	9,672	4.0	12,090	5.0

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

Index

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

The following table sets forth as of June 30, 2009 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  The Company anticipates that the September 30, 2009 Net Portfolio Value will be similar to the June 30, 2009 table shown below.

Change in					NPV as % of
Interest Rates					Portfolio Value of Assets
in Basis Points	Net Portfolio Value			NPV	Basis Point
(Rate Shock)	Amount	$ Change	% Change	Ratio	Change
	(Dollars in thousands)

300	22,594	(9,729)	(30)%	9.56%	(340)
200	26,217	(6,106)	(19)	10.88	(208)
100	29,692	(2,631)	(8)	12.09	(87)
50	30,761	(1,562)	(5)	12.44	(52)
Static	32,323	-	-	12.96	-
-50	32,763	440	1	13.08	12
-100	33,421	1,098	3	13.28	32

The table above indicates that at June 30, 2009, in the event of a 200 basis point increase in interest rates, we would experience a 19.0% decrease in net portfolio value.  A 100 basis point decrease in interest rates would result in a 3.0% decrease in net portfolio value.  All model outputs associated with the -200 or -300 basis point scenarios are not utilized because of the low prevailing interest rate environment.

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

Index

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

Our Securities Portfolio may be Negatively Impacted by Fluctuations in Market Value.

Our securities portfolio may be impacted by fluctuations in fair value, potentially reducing accumulated other comprehensive income and/or earnings.  Fluctuations in fair value may be caused by decreases in interest rates, lower market prices for securities and lower investor demand.  Our securities portfolio is evaluated for other-than-temporary impairment on at least a quarterly basis.  If this evaluation shows an impairment to cash flow connected with one or more securities, a potential loss to earnings may occur.

A legislative proposal has been introduced that would eliminate our primary federal regulator, require A.J. Smith Federal Bank to convert to a national bank or state bank, and require AJS Bancorp, Inc. and AJS Bancorp, MHC to each become a bank holding company.

The U.S. Treasury Department recently introduced proposed legislation that would significantly change the current bank regulatory system.  The proposal would create a new federal banking regulator, the National Bank Supervisor, and merge our current primary federal regulator, the Office of Thrift Supervision, as well as the Office of the Comptroller of the Currency (the primary federal regulator for national banks) into the new federal bank regulator.  The proposal would also eliminate federal savings banks and require all federal savings banks to elect, within six months of the effective date of the legislation, to convert to either a national bank, state bank or state savings association.  A federal savings bank that does not make the election would, by operation of law, be converted to a national bank within one year of the effective date of the legislation.

If the Bank is required to convert to a national bank, state bank or a state savings association, AJS Bancorp, Inc. and AJS Bancorp, MHC would each become a bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System instead of the Office of Thrift Supervision.  As a bank holding company, AJS Bancorp, Inc. and AJS Bancorp, MHC may become subject to regulatory capital requirements, they are not currently subject to as savings and loan holding companies and certain additional restrictions on their activities. In addition, compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.

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

Index

Issuer purchases of equity securities during the prior three months:

				Maximum
			Total number	number of
			of shares	shares that may
			purchased	be purchased
	Total	Average	under publicly	under the
	number shares	price paid	announced	repurchase
	purchased	per share	plan	plan

July 1 – July 31	-	$-	315,824	367,000
August 1 – August 31	225	13.60	316,049	367,000
September 1 – September 30	-	-	316,049	367,000

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

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

AJS BANCORP, INC.

Date: November 12, 2009	/s/ Thomas R. Butkus
Thomas R. Butkus
Chief Executive Officer and Chairman of the Board

Date: November 12, 2009	/s/ Lyn G. Rupich
Lyn G. Rupich
President and Chief Operating Officer