Form 10-K
period 2009-12-31
AJS BANCORP INC
filed 2010-03-24
CIK 1144515

Il-UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒             ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal ended December 31, 2009.
or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________.

Commission file number: 000-33405

        AJS BANCORP, INC.
        (Exact name of registrant as specified in its charter)

United States	36-4485429
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14757 S. Cicero Avenue
Midlothian, Illinois	60445
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (708) 687-7400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2009, as reported by the Over The Counter Bulletin Board, was approximately $8.1 million.

As of March 18, 2010, there was issued and outstanding 2,023,282 shares of the Registrant’s Common Stock, including 1,227,544 shares owned by AJS Bancorp, MHC.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2010 Annual Meeting of Stockholders of the Registrant (Part III).

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

General

AJS Bancorp, Inc.

AJS Bancorp, Inc. (the “Company”) is a mid-tier stock holding company for A. J. Smith Federal Savings Bank (the “Bank” or “A. J. Smith Federal”).  The business of AJS Bancorp, Inc. consists of holding all of the outstanding common stock of A. J. Smith Federal Savings Bank.  AJS Bancorp, Inc. is chartered under federal law.  AJS Bancorp, Inc. has 1,227,544 issued and outstanding shares of common stock to our mutual holding company parent, AJS Bancorp, MHC (“MHC”), and 795,738 issued and outstanding shares to the public at December 31, 2009.  Under federal regulations, so long as AJS Bancorp, MHC exists, it will own at least 50.1% of the voting stock of AJS Bancorp, Inc.  At December 31, 2009, AJS Bancorp, Inc. had total consolidated assets of $249.3 million, total deposits of $193.2 million, and stockholders’ equity of $23.8 million.  Our executive offices are located at 14757 South Cicero Avenue, Midlothian, Illinois 60445, and our telephone number is (708) 687-7400.

A. J. Smith Federal Savings Bank

A. J. Smith Federal Savings Bank was founded in 1892 by Arthur J. Smith as a building and loan cooperative organization.  In 1924 we were chartered as an Illinois savings and loan association, and in 1934 we converted to a federal charter.  In 1984 we amended our charter to become a federally chartered savings bank.  We are a customer-oriented institution, operating from our main office in Midlothian, Illinois, and two branch offices in Orland Park, Illinois.  Our primary business activity is the origination of one- to four- family real estate loans.  To a lesser extent, we originate home equity and consumer loans.  We also invest in securities, primarily United States Government Agency securities and mortgage-backed securities.  In addition, we offer insurance and investment products and services.  During the last several years we reduced our cash and cash equivalents and purchased investment securities to provide greater yields while maintaining appropriate levels of liquidity.  During the year ended December 31, 2009, the Company’s goal has been to stabilize our operations and maintain our market share.  During the past year we have deemphasized multi-family and commercial real estate lending.  Investment securities continued to become a larger percentage of our assets, while loans have become a smaller portion of our assets than has historically been the case.  We believe that the repositioning of our assets in this manner will position A. J. Smith Federal to take advantage of the changes in long-term interest rates while reducing our interest rate and credit risk profile.

Market Area

A. J. Smith Federal has been, and continues to be, a community-oriented savings bank offering a variety of financial products and services to meet the needs of the communities we serve.  Our lending and deposit-generating area is concentrated in the neighborhoods surrounding our three offices - our main office in Midlothian, Illinois, and two branch offices in Orland Park, Illinois.  Our offices are located in Cook County.  However, we consider our market area to be the counties of Will and Cook.  Midlothian is primarily a residential community, and its largest employers are state and local governments, automobile dealerships, banking and retail shops.  Orland Park has more retail businesses, as well as light industrial companies.  Our market area economy consists primarily of the services industry, wholesalers and retailers and manufacturing.  Major employers in our market area include the Orland Park School District, the Village of Orland Park, and various retailers including J. C. Penney, Macy’s and Sears.  The economy in our market area is not dependent on any single employer or type of business.

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

Lending Activities

General.  Our loan portfolio is comprised mainly of one- to four- family residential real estate loans.  The majority of these loans have fixed rates of interest.  In addition to one- to four- family residential real estate loans, our loan portfolio consists of multi-family loans and home equity lines of credit.  At December 31, 2009, our gross loans totaled $130.4 million, of which $91.7 million, or 70.3%, were secured by one- to four- family residential real estate, $25.2 million, or 19.3%, were secured by multi-family residential and commercial real estate, $13.2 million, or 10.1%, were home equity loans, and $375,000, or 0.3%, were consumer loans.  Our lending area is the Chicago metropolitan area, with an emphasis on lending in the south and southwest suburbs.  Due to credit concerns related to the asset groups, since mid-2008 we have ceased new loan originations for commercial and multi-family loans.  At December 31, 2009, 80.4% of our loans were secured by first and second mortgages on residential real estate.

We try to reduce our interest rate risk by making our loan portfolio more interest rate sensitive.  Accordingly, we offer adjustable rate mortgage loans, short-and medium-term mortgage loans, and three- and five-year balloon mortgages.  In addition, we offer shorter-term consumer loans and home equity lines of credit with adjustable interest rates.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated. We had no loans held for sale at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four- family residential	$91,731	70.34%	$84,411	65.41%	$85,803	63.87%	$86,024	61.49%	$101,325	66.03%
Multi-family and commercial	25,152	19.29	32,064	24.84	33,888	25.22	41,194	29.45	38,317	24.97
Total real estate loans	116,883		116,475		119,691		127,218		139,642

Other Loans:
Consumer loans	375	0.29	323	0.25	258	0.19	482	0.34	502	0.33
Home equity	13,154	10.08	12,261	9.50	14,406	10.72	12,198	8.72	13,279	8.67
Total loans	130,412	100.00%	129,059	100.00%	134,355	100.00%	139,898	100.00%	153,423	100.00%

Less:
Allowance for loan losses	(3,035)		(2,734)		(1,539)		(1,619)		(1,701)
Deferred loan (fees) costs	83		74		156		107		56
Deferred gain on real estate contract	(4)		(4)		(6)		(9)		(10)

Total loans receivable, net	$127,456		$126,395		$132,966		$138,377		$151,768

Maturity of Loan Portfolio.  The following table sets forth certain information regarding the dollar amounts maturing and the interest rate sensitivity of our loan portfolio at December 31, 2009.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

			Multi-Family
	One- to four- family		and Commercial		Consumer		Home Equity		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

1 year or less	$1,098	5.97%	$9,154	4.90%	$164	4.06%	$1,746	3.15%	$12,162	4.74%
Greater than 1 to 3 years	3,690	6.50	12,481	7.12	154	5.15	4,527	5.29	20,852	6.60
Greater than 3 to 5 years	3,183	5.87	1,881	6.59	57	5.02	6,881	3.42	12,002	4.57
Greater than 5 to 10 years	15,826	5.17	751	6.62	-		-		16,577	5.24
Greater than 10 to 20 years	23,762	5.03	885	7.45	-		-		24,647	5.12
More than 20 years	44,172	5.28	-		-		-		44,172	5.28

Total	$91,731		$25,152		$375		$13,154		$130,412

The total amount of loans due after December 31, 2010 which have predetermined interest rates is $93.4 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $24.9 million.

One- to Four-Family Residential Real Estate Loans.  Our primary lending activity consists of originating one- to four-family, owner-occupied, first and second residential mortgage loans, virtually all of which are secured by properties located in our market area.  At December 31, 2009, these loans totaled $91.7 million, or 70.3% of our total loan portfolio.

We currently offer one- to four-family residential real estate loans with terms up to 30 years, although we emphasize the origination of one- to four- family residential loans with terms of 15 years or less.  We offer our one- to four-family residential loans with adjustable or fixed interest rates.  At December 31, 2009, $77.9 million, or 85.0% of our one- to four- family residential real estate loans had fixed rates of interest, and $13.8 million, or 15.0% of our one- to four-family residential real estate loans, had adjustable rates of interest.  Our fixed rate loans include loans that generally amortize on a monthly basis over periods between 7 to 30 years.  We also offer loans which generally have balloon payment features after 3 or 5 years.  Our balloon loans generally amortize over periods of 15 years or more.  One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans.

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

Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated.  For all first lien position mortgage loans we utilize outside independent appraisers.  For second position mortgage loans, we utilize outside independent appraisers to perform a drive-by appraisal.  For borrowers who do not obtain private mortgage insurance, our lending policies limit the maximum loan to value ratio on both fixed rate and adjustable rate mortgage loans to 80% of the appraised value of the property that is collateral for the loan.  For one- to four-family residential real estate loans with loan to value ratios of between 80% and 90%, we require the borrower to obtain private mortgage insurance.  For loans in excess of $75,000, we require the borrower to obtain title insurance.  For first mortgage loan products under $75,000, we conduct a title search.  For second mortgage type products in excess of $200,000, title insurance is required.  For second mortgage type products under $200,000, we conduct a title search.  We also require homeowners’ insurance, fire and casualty, and flood insurance, if necessary, on properties securing real estate loans.

Multi-Family Loans and Commercial Lending.  At December 31, 2009, $25.2 million, or 19.3% of our total loan portfolio, consisted of loans secured by multi-family and commercial real estate properties, virtually all of which are located in the state of Illinois.  Our multi-family loans are secured by multi-family and mixed use properties.  Our commercial real estate loans are secured by improved property such as offices, small business facilities, unimproved land, warehouses and other non-residential buildings.  Due to the current economic conditions and their adverse effect on commercial real estate, we stopped offering multi-family and commercial real estate loans in mid-2008.  At December 31, 2009, the average per loan balance of our multi-family and commercial real estate loans was $297,000. In the past, we generally made multi-family and commercial real estate loans for up to 80% of the lesser of cost or the appraised value of the property securing the loan.

In the past, prior to funding a loan secured by multi-family, mixed use or commercial property, we generally obtained an environmental assessment from an independent, licensed environmental engineer to ascertain the existence of any environmental risks that may be associated with the property.  The level of the environmental consultant’s evaluation of a property depended on the facts and circumstances relating to the specific loan, but generally the environmental consultant’s actions range from a Phase I Environmental Site Assessment to a Phase II Environmental Report.  The underwriting process for multi-family and commercial real estate loans includes an analysis of the debt service coverage of the collateral property.  We typically required a debt service coverage ratio of 120% or higher.  We also required personal guarantees by the principals of the borrower and a cash flow analysis when applicable.  However, we no longer originate multi-family or commercial loans.

Loans secured by multi-family residential or commercial real estate generally have larger loan balances and more credit risk than one- to four- family residential mortgage loans.  This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by multi-family properties typically depends upon the successful operation of the real property securing the loan.  If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired.  However, multi-family and commercial real estate loans generally have higher interest rates than loans secured by one- to four- family residential real estate.

In the past, our underwriting standards for commercial business loans included a review of the applicant’s tax returns, financial statements, credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan based on cash flows generated by the applicant’s business.

Commercial business loans generally have higher interest rates and shorter terms than one- to four- family residential loans, but they also may involve higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business.

Home Equity Lines of Credit.  We offer home equity lines of credit, the total of which amounted to $13.2 million, or 10.1% of our total loan portfolio, as of December 31, 2009.  Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences.  During 2008, we generally offered these loans with a maximum loan to appraised value ratio of 90% (including senior liens on the collateral property), however due to the decline in real estate values, during the third quarter of 2008 we revised the maximum loan to appraised value ratio that we will originate to 80% when combined with the first lien loan amount.  We currently offer these lines of credit for a period of 5 years, and generally at rates tied to the prevailing prime interest rate.  Our home equity lines of credit are generally underwritten in the same manner as our one- to four- family residential loans.

Consumer Loans.  We are authorized to make loans for a variety of personal and consumer purposes.  As of December 31, 2009, consumer loans totaled $375,000, and consisted primarily of automobile loans and loans secured by deposit accounts.  Automobile loans accounted for $211,000 of our consumer loans and loans secured by deposit accounts were $164,000 at December 31, 2009.  Our procedure for underwriting consumer loans includes an assessment of the applicant’s credit history and ability to meet existing obligations and payments of the proposed loan, as well as an evaluation of the value of the collateral security, if any.  Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or are secured by assets that tend to depreciate in value, such as automobiles.  In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining value often does not warrant further substantial collection efforts against the borrower.

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

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Loans receivable, beginning of period	$129,059	$134,355	$139,898
Originations by type:
Real estate- one- to four-family	26,096	16,542	14,730
Multi-family and commercial	-	5,145	8,120
Non-real estate -consumer	160	186	319
Home equity	4,167	3,934	8,991
Total loans originated	30,423	25,807	32,160
Transfer to other real estate owned	(3,417)	(179)	(261)
Charge-offs	(2,652)	(3,200)	(280)
Principal repayments:	(23,001)	(27,724)	(37,162)

Loans receivable, at end of period	$130,412	$129,059	$134,355

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

Loans-to-One-Borrower.  Federal savings banks are subject to the same loans-to-one-borrower limits as those applicable to national banks, which restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate).  At December 31, 2009, our lending limit was $4.0 million.  At December 31, 2009, our largest lending relationship to one borrower totaled $4.0 million, which was secured by partially improved land.  This lending relationship was not performing in accordance with its terms and will be discussed in further detail in the asset quality section below.  At December 31, 2009, we had 16 lending relationships in which the total amount outstanding

exceeded $500,000.   Four of these lending relationships totaling $6.6 million are impaired, while two lending relationships totaling $692,000 are on the Company’s watch list as of December 31, 2009.  The Company’s watch list includes any commercial loan that has for the past twelve months been late paying three times or more.

Asset Quality

Loan Delinquencies and Collection Procedures.  When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status.  In the case of mortgage loans, a reminder notice is sent 15 days after an account becomes delinquent.  After 15 days, we attempt to establish telephone contact with the borrower.  If the borrower does not remit the entire payment due by the end of the month, then a letter that includes information regarding home-ownership counseling organizations is sent.  During the first 15 days of the following month, a second letter is sent, and we also attempt to establish telephone contact with the borrower.  At this time, and after reviewing the cause of the delinquency and the borrower’s previous loan payment history, we may agree to accept repayment over a period of time, which will generally not exceed 60 days.  However, should a loan become delinquent by two or more payments, and the borrower is either unwilling or unable to repay the delinquency over a period of time acceptable to us, we send a notice of default by both regular and certified mail.  This notice will provide the borrower with the terms which must be met to cure the default, and will again include information regarding home-ownership counseling.  In the case of commercial mortgage loans, attempts will be made to work out a repayment plan that will preserve the current ownership of the property while allowing the Company to retain a performing lending relationship.  Loan modifications that meet the definition of troubled debt restructures are accounted for accordingly.

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

Impaired and Non-Performing Loans.  A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  A loan is non-performing when it is greater than ninety days past due.  Some loans may be included in both categories, whereas other loans may only be included in one category. Specific allocations are made for loans that are determined to be impaired. Our policy requires that all non-homogeneous loans past due greater than ninety days be classified as impaired and non-performing.  However, loans past due less than 90 days may also be classified as impaired when management does not expect to collect all amounts due according to the contractual terms of the loan agreement.  Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses as compared to the loan carrying value.

We have not originated, nor have we invested in, interest-only, negative amortization or payment option ARM loans.  Furthermore, we have not originated or invested in sub-prime or Alt-A loans.

As of December 31, 2009, our total non-accrual loans were $6.5 million, compared to $3.7 million at December 31, 2008.  Included in total non-accrual loans is a $2.9 million impaired commercial loan that is not delinquent at December 31, 2009.

The following table sets forth our loan delinquencies by type, amount and percentage at December 31, 2009.

	Loans Delinquent For:
	60-90 Days			Over 90 Days			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)

One- to four- family	6	$292	0.32%	2	$30	0.03%	8	$322	0.35%
Multi-family and commercial	-	-	-	10	3,552	14.12	10	3,552	14.12
Consumer and other	-	-	-	-	-	-	-	-	-
Home equity	1	79	0.60	2	17	0.13	3	96	0.73

Total loans	7	$371	0.28%	14	$3,599	2.76%	21	$3,970	3.04%

The table below sets forth the amounts and categories of non-performing assets in our loan portfolio.  During 2009 we restructured one loan totaling $198,000, which is classified as a watch list loan at December 31, 2009.  During 2008 we restructured two loans totaling $3.2 million, which are classified as impaired loans at December 31, 2008 and 2009.  For the previous years presented of 2005, 2006 and 2007, we had no troubled debt restructurings.  For the periods presented, we had no accruing loans delinquent greater than 90 days.  Foreclosed assets include assets acquired in settlement of loans.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-performing loans:
One- to four- family	$30	$322	$774	$132	$326
Multi-family and commercial	6,466	3,368	68	278	-
Consumer and other	-	-	-	1	12
Home equity	17	46	92	129	67
Total non-performing loans	6,513	3,736	934	540	394

Other real estate owned	2,768	-	-	-	-

Total non-performing assets	$9,281	$3,736	$934	$540	$394

Total as a percentage of total assets	3.72%	1.53%	0.38%	0.20%	0.15%

Non-performing loans as percentage of
gross loans receivable	4.99%	2.89%	0.70%	0.39%	0.26%

For the year ended December 31, 2009, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $318,000.  The amount that was included in interest income on such loans totaled $148,000 for the year ended December 31, 2009.

As of December 31, 2009 we have four single-family loans on non-accrual status.  We have two multi-family and commercial lending relationships with principal balances in excess of $500,000 that are impaired and on non-accrual as of December 31, 2009.  Additionally, we have one commercial lending relationship that is impaired, but is not more than 90 days delinquent at December 31, 2009, with a principal balances in excess of $500,000.  The following table represents the contractual principal balance less previous historical charge-offs and specific reserves, at December 31, 2009, which indicate the net carrying balance at year-end 2009.

Property Type	Contractual principal balance	Previous charge-offs recognized	Specific allocation reserve	Net carrying amount as of December 31, 2009
	(Dollars in thousands)
One- to four-family	$150	$20	$-	$130
Multi-family and commercial	10,929	4,463	1,313	6,466
Consumer and other	-	-	-	-
Home Equity	86	80	-	6

Total	$11,165	$4,563	$1,313	$6,602

While these properties are in the midst of foreclosure or possible restructuring there is no guarantee that the fair value will not decline further.  Therefore, although we recorded our best estimate of incurred probable losses at December 31, 2009, there may be additional losses on these properties in the future.

Real Estate Owned. Real estate owned consists of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and is recorded at the lower of recorded investment or fair value less estimated costs to sell.  Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses.  After transfer adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur.  During 2009, five commercial loan relationships representing ten real estate properties were transferred into real estate owned.  The Company had $2.8 million in real estate owned at December 31, 2009.  There were no properties classified as real estate owned at December 31, 2008.

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

When we classify assets as substandard, we allocate for analytical purposes a portion of our general valuation allowances or loss reserves as we consider prudent.  General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which have not been allocated to particular problem assets.  When we classify problem assets as loss, we establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or we charge-off the amount.  Our determination as to the classification of assets and the amount of valuation allowances is subject to review by regulatory agencies, which can order the establishment of additional loss allowances.  Management regularly reviews our assets to determine whether any require reclassification.

On the basis of management’s review of our assets at December 31, 2009, we had classified assets of $9.4 million as substandard.

Allowance for Loan Losses.  The following table sets forth information regarding our allowance for loan losses and other ratios at or for the dates indicated.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$2,734	$1,539	$1,619	$1,701	$1,847

Charge-offs:
One- to four- family	(45)	(80)	-	(7)	(70)
Multi-family and commercial	(2,606)	(3,120)	(228)	(75)	-
Consumer and other	(1)	-	(2)	-	(1)
Home equity	-	-	(50)	-	-
Total charge-offs	(2,652)	(3,200)	(280)	(82)	(71)
Recoveries:
One- to four- family loans	11	40	21	28	55
Multi-family and commercial	25	27	-	-	-
Total recoveries	36	67	21	28	55

Net charge-offs	(2,616)	(3,133)	(259)	(54)	(16)
Provisions (recoveries) for loan losses	2,917	4,328	179	(28)	(130)

Balance at end of period	$3,035	$2,734	$1,539	$1,619	$1,701

Net charge-offs during
the period to average loans
outstanding during the period	1.97%	2.33%	0.19%	0.04%	0.01%

Net charge-offs during
the period to non-performing loans	72.69	83.86	27.73	10.00	4.06

Non-performing assets to total
assets at end of period	3.72	1.53	0.38	0.20	0.15

Allowance for loan losses to
non-performing loans	46.60	73.18	164.78	299.81	431.73

Allowance for loan losses to
loans receivable, gross	2.33	2.12	1.15	1.16	1.11

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

Our evaluation of risk in maintaining the allowance for loan losses includes the review of all loans in which the collectability of principal may not be reasonably assured.  We consider the following factors as part of this evaluation: our historical loan loss experience, known and inherent risks in the loan portfolio, the estimated value of the underlying collateral and current economic and market trends.  There may be other factors that may warrant our consideration in maintaining an allowance at a level sufficient to provide for probable losses.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available or as future events change.  Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future additions may be necessary if economic and other conditions in the future differ substantially from the current operating environment.

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

Allocation of the Allowance for Loan Losses.  The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis.  The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2009			2008			2007			2006			2005
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One- to four- family	$829	$91,731	70.34%	$765	$84,411	65.41%	$778	$85,803	63.87%	$786	$86,024	61.49%	$949	$101,325	66.04%
Multi-family and commercial	1,955	25,152	19.29	1,725	32,064	24.84	456	33,888	25.22	561	41,194	29.45	538	38,317	24.97
Consumer and other	4	375	0.29	3	323	0.25	2	258	0.19	5	482	0.34	8	502	.33
Home equity	147	13,154	10.08	115	12,261	9.50	155	14,406	10.72	125	12,198	8.72	145	13,279	8.66
Unallocated	100	-	-	126	-	-	148	-	-	142	-	-	61	-	-

Total loans	$3,035	$130,412	100.00%	$2,734	$129,059	100.00%	$1,539	$134,355	100.00%	$1,619	$139,898	100.00%	$1,701	$153,423	100.00%

Management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific but are reflective of the probable, incurred losses inherent in the loan portfolio.  This includes management’s periodic review of loan collectability in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions such as housing trends, inflation rates and unemployment rates, geographic concentrations of loans within our immediate market area, and levels of allowance for loan losses.  Generally, small balance, homogenous type loans, such as consumer and home equity loans are evaluated for impairment in total.  The allowance related to these loans is established primarily by using loss experience data by general loan type.  Nonperforming loans are evaluated individually, based primarily on the value of the underlying collateral securing the loan.  Larger loans, such as multi-family mortgages, are also generally evaluated for impairment individually.  The allowance is allocated to each loan type based on the results of the evaluation described above.  Inherent credit risks that cannot be allocated to specific loan groups are presented as “unallocated” in the table.

Investment Activities

We are permitted under federal law to invest in various types of liquid assets, including United States Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Chicago (FHLB), certificates of deposit at federally insured institutions, certain bankers’ acceptances and federal funds.  Within certain regulatory limits, we may also invest a portion of our assets in commercial paper and corporate debt securities.  We are also required to maintain an investment in FHLB stock.

Securities are categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security.  Debt securities are classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity.  Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.”

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

Securities classified as held to maturity, excluding mortgage-backed securities, totaled $320,000 at December 31, 2009. Our securities classified as available-for-sale, other than mortgage-backed securities, totaled $56.5 million at December 31, 2009, and consisted of Federal agency obligations, primarily Federal Farm Credit Bank (FFCB) notes, Federal Home Loan Bank (FHLB), Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) obligations with maturities of one to twenty years.  Mortgage backed securities are discussed in the next section.

We also have a $2.5 million investment in FHLB stock at December 31, 2009, which is classified separately from securities due to the restrictions on sale or transfer.  For further information regarding our securities portfolio, see Note 2 to the Consolidated Financial Statements.

The following table sets forth the composition of our securities portfolio (excluding mortgage-backed securities) and other interest earning assets at the dates indicated.

	At December 31,
	2009				2008				2007
	Carrying Value	% of Total	Fair Value	% of Total	Carrying Value	% of Total	Fair Value	% of Total	Carrying Value	% of Total	Fair Value	% of Total
	(Dollars in thousands)
Trading securities	$25	0.04%	$25	0.04%	$18	0.08%	$18	0.08%	$-	-%	$-	-%
Securities classified as held to maturity (at amortized cost):
State and municipal bonds	320	0.54	323	0.54	320	1.39	311	1.35	65	0.16%	65	0.16
Securities classified as available for sale (at fair value):
Mutual fund	-	-	-	-	-	-	-	-	11,437	28.12	11,437	28.12
U.S. Treasury	1,925	3.25	1,925	3.25	-	-	-	-	-	-	-	-
FHLB	9,066	15.29	9,066	15.29	12,160	52.90	12,160	52.92	23,120	56.85	23,120	56.85
FFCB	2,082	3.51	2,082	3.51	4,015	17.47	4,015	17.47	3,524	8.66	3,524	8.66
FNMA and FHLMC	43,426	73.24	43,426	73.24	4,023	17.50	4,023	17.51	-	-	-	-
Equity investments	-	-	-	-	-	-	-	-	76	0.19	76	0.19
Subtotal	56,844	95.87	56,847	95.87	20,536	89.34	20,527	89.34	38,222	93.98	38,222	93.98
FHLB stock	2,450	4.13	2,450	4.13	2,450	10.66	2,450	10.66	2,450	6.02	2,450	6.02

Total securities and FHLB stock	$59,294	100.00%	$59,297	100.00%	$22,986	100.00%	$22,977	100.00%	$40,672	100.00%	$40,672	100.00%

Average remaining life of securities	130.1 months				51.1 months				9.8 months
Other interest-earning assets:
Interest-earning deposits with banks	$3,663	100.00%	$3,663	100.00%	$8,874	99.35%	$8,874	99.35%	$6,622	98.85%	$6,622	98.85%
Federal funds sold	-	-	-	-	58	0.65	58	0.65	77	1.15	77	1.15

Total	$3,663	100.00%	$3,663	100.00%	$8,932	100.00%	$8,932	100.00%	$6,699	100.00%	$6,714	100.00%

Mortgage-Backed Securities

Mortgage-backed securities represent a participation interest in a pool of one- to four- family or multi-family mortgages.  The mortgage originators use intermediaries (generally United States government agencies and government-sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors such as A. J. Smith Federal receiving the principal and interest payments on the mortgages.  Such United States government agencies and government sponsored enterprises guarantee the payment of principal and interest to investors.

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

At December 31, 2009, our mortgage-backed securities totaled $35.7 million, which represented 14.3% of our total assets at that date.  At December 31, 2009, virtually all of our mortgage-backed securities were classified as available-for-sale.  At that date, 93.8% of our mortgage-backed securities had fixed rates of interest.  We purchased $1.8 million of mortgage-backed securities during the year ended December 31, 2009, and $36.2 million during the year ended December 31, 2008.

Mortgage-backed securities generally yield less than the mortgage loans underlying such securities because of their payment guarantees or credit enhancements, which offer nominal credit risk to the security holder.  In addition, mortgage-backed securities are more liquid than individual mortgage loans and we may use them to collateralize borrowings or other obligations of A. J. Smith Federal.

The following table sets forth the composition of our mortgage-backed securities at the dates indicated.

	At December 31,
	2009		2008		2007
	Carrying	% of	Carrying	% of	Carrying	% of
	Value	Total	Value	Total	Value	Total
	(Dollars in thousands)
Mortgage-backed securities
classified as held to maturity
(at amortized cost):
Ginnie Mae	$40	0.11%	$47	0.07%	$60	0.14%
Mortgage-backed securities
classified as available for sale
(at fair value):
Ginnie Mae	702	1.97	1,014	1.46	-	-
Fannie Mae	26,833	75.12	57,401	82.78	34,767	80.43
Freddie Mac	8,133	22.80	10,877	15.69	8,398	19.43

Total	$35,708	100.00%	$69,339	100.00%	$43,225	100.00%

Carrying Values, Yields and Maturities.  The composition and maturities of our debt securities portfolio and of our mortgage-backed securities are indicated in the following table.

	At December 31, 2009
	Less Than	1 to 5	Over 5 to 10	Over
	1 Year	Years	Years	10 Years	Total Securities
	Amortized	Amortized	Amortized	Amortized	Amortized	Fair
	Cost	Cost	Cost	Cost	Cost	Value
	(Dollars in thousands)

Securities	$-	$9,000	$22,346	$26,321	$57,667	$56,822
Mortgage-backed securities	197	10,623	20,115	3,174	34,109	35,710

Total securities	$197	$19,623	$42,461	$29,495	$91,776	$92,532

Weighted average yield	4.00%	3.39%	4.21%	4.65%	4.17%

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

Deposit Activity.  The following table sets forth our deposit flows during the periods indicated.

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Opening balance	$180,291	$190,534	$202,176
Deposits	424,835	446,472	409,277
Withdrawals	(415,323)	(459,112)	(428,913)
Interest credited	3,372	2,397	7,994

Ending balance	$193,175	$180,291	$190,534

Net increase (decrease)	$12,884	$(10,243)	$(11,642)

Percent increase (decrease)	7.15%	(5.38)%	(5.76)%

Deposit Accounts.  The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered as of the dates indicated.

	At December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Transactions and Savings Deposits:

Checking accounts	$3,099	1.60%	$3,118	1.73%	$3,681	1.93%
Passbook accounts	45,027	23.31	38,952	21.61	38,103	20.00
NOW accounts	20,116	10.41	17,904	9.93	18,702	9.81
Money market accounts	7,002	3.63	13,006	7.21	7,291	3.83

Total non-certificates	75,244	38.95	72,980	40.48	67,777	35.57

Certificates:

0.00 - 3.99%	108,499	56.16	91,619	50.82	31,877	16.73
4.00 - 5.99%	8,725	4.52	15,088	8.37	90,325	47.41
6.00 - 7.99%	694	0.36	591	0.33	543	0.28
8.00 - 9.99%	13	.01	13	0.01	12	0.01

Total certificates	117,931	61.05	107,311	59.52	122,757	64.43

Total deposits	$193,175	100.00%	$180,291	100.00%	$190,534	100.00%

Deposit Maturity Schedule.  The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of December 31, 2009.

	0-3.99%	4.00- 5.99%	6.00- 7.99%	8.00%- or greater	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:

March 31, 2010	$28,379	$1,816	$-	$-	$30,195	25.60%
June 30, 2010	19,834	1,487	95	-	21,416	18.16
September 30, 2010	8,017	497	-	-	8,514	7.22
December 31, 2010	19,157	570	-	-	19,727	16.73
March 31, 2011	5,702	731	84	6	6,523	5.53
June 30, 2011	11,683	625	-	-	12,308	10.44
September 30, 2011	1,383	239	-	-	1,622	1.38
December 31, 2011	1,513	312	-	-	1,825	1.55
March 31, 2012	731	1,038	-	7	1,776	1.51
June 30, 2012	1,425	452	-	-	1,877	1.59
September 30, 2012	537	685	-	-	1,222	1.03
December 31, 2012	1,065	273	-	-	1,338	1.13
March 31, 2013	2,345	-	-	-	2,345	1.99

Thereafter	6,728	-	515	-	7,243	6.14

Total	$108,499	$8,725	$694	$13	$117,931	100.00%

Percent of total	92.00%	7.40%	0.59%	0.01%

Large Certificates.  The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2009.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)

Certificates of deposit less than $100,000	$19,271	$15,217	$17,446	$24,236	$76,170
Certificates of deposit of $100,000 or more	6,196	5,499	6,895	13,843	32,433
Public funds (1)	4,728	700	3,900	-	9,328

Total certificates of deposit	$30,195	$21,416	$28,241	$38,079	$117,931
_____________________
(1)	Deposits from governmental and other public entities include deposits of $100,000.

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

The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Maximum balance:
FHLB advances	$33,175	$35,575	$28,750

Average balance:
FHLB advances	$27,017	$31,692	$25,614

The following table sets forth the balances of, and weighted average interest rate on, certain borrowings at the dates indicated.

	At December 31,
	2009	2008	2007
	(Dollars in thousands)

FHLB advances	$25,300	$30,175	$23,350

Weighted average interest rate of FHLB advances	2.99%	3.95%	4.45%

Employees

At December 31, 2009, we had a total of 45 full-time and 20 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have good relationships with our employees.

Regulation

Loans-to-One-Borrower.  Federal savings banks generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and unimpaired surplus on an unsecured basis.  An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate.  As of December 31, 2009, we were in compliance with our loans-to-one-borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, we are required to satisfy a qualified thrift lender test whereby we must maintain at least 65% of our “portfolio assets” in “qualified thrift investments.”  These consist primarily of residential mortgages and related investments, including mortgage-backed and related securities.  “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business.  A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions.  As of December 31, 2009, we maintained 73.76% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.

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

Our authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and its implementing regulation, Regulation O.  Among other things, this regulation generally requires these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment.  However, the regulation permits executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans we may make to these persons based, in part, on our capital position, and requires approval procedures to be followed.  At December 31, 2009, we were in compliance with these regulations.

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

Standards for Safety and Soundness.  Federal law requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate.  The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under the federal law.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

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

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  At December 31, 2009, A.J. Smith Federal exceeded each of its capital requirements.

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

Insurance of Deposit Accounts

Deposit accounts in A. J. Smith Federal are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  However, pursuant to its statutory authority, the Board of the Federal Deposit Insurance Corporation increased the deposit insurance available on deposit accounts to $250,000 effective until December 31, 2013.  A. J. Smith Federal’s deposits are subject to Federal Deposit Insurance Corporation deposit insurance assessments.

The Federal Deposit Insurance Corporation imposes a risk-based assessment on institutions for deposit insurance.  On February 27, 2009, the FDIC: (1) adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points; and (2) due to extraordinary circumstances, extended the time within which the FDIC reserve ratio must be returned to 1.15% from five to seven years.

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  The Bank’s FDIC special assessment was $108,000.  On November 12, 2009, the FDIC adopted a final rule imposing a 13-quarter prepayment of FDIC premiums.  The prepayment amount is an estimated prepayment for the fourth quarter of 2009 through the fourth quarter of 2012.  The prepayment amount will be used to offset future FDIC premiums beginning with the March 2010 invoice; however, institutions will still be billed for the FICO assessment and, if applicable, the Transaction Account Guarantee Program.  The Bank’s prepaid FDIC premium as of December 31, 2009 was $1.1 million.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (TLG Program) to strengthen confidence and encourage liquidity in the banking system.  The TLG Program consists of two components: a temporary guarantee of newly-issued senior unsecured debt (the Debt Guarantee Program) and a temporary unlimited guarantee of funds in non-interest-bearing transaction accounts at FDIC-insured institutions (the Transaction Account Guarantee Program or “TAG”).  Under the TAG program, through June 30, 2010, all non-interest-bearing transaction accounts and NOW accounts with an interest rate of 0.5% or less are fully guaranteed by the FDIC for the entire amount in the account.  Coverage under the TAG Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.  The annual assessment rate for the TAG program after December 31, 2009, will be raised to either 15 basis points, 20 basis points or 25 basis points, depending on the Risk Category assigned to an institution in the FDIC’s risk-based premium system.  All institutions participating in the extended TAG program that are assigned to Risk Category I of the risk-based premium system will be charged an annualized fee of 15 basis points on their deposits in noninterest-bearing transaction accounts for the portion of the quarter in which they are assigned to Risk Category I.  Institutions in Risk Category II will be charged an annualized fee of 20 basis points on deposits in non-interest-bearing transaction accounts for the portion of the quarter in which they are assigned to Risk Category II.  Institutions in either Risk Category III or Risk Category IV will be charged an annualized fee of 25 basis points on deposits in non-interest-bearing transaction accounts for the portion of the quarter in which they are assigned to either Risk Category III or Risk Category IV.  The Company participates in the TAG portion of the Temporary Liquidity Guarantee Program and is currently in Risk Category I.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the year ended December 31, 2009, the annualized FICO assessment was equal to 1.06 basis points for each $100 in domestic deposits maintained at an institution.

Federal Home Loan Bank System

We are a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of Chicago (FHLB), we are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of our unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of our borrowings from the FHLB, whichever is greater.  As of December 31, 2009, we were in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.  On October 18, 2005 the Federal Home Loan Bank of Chicago announced a policy to discontinue excess capital stock redemptions or “voluntary” stock redemptions.  Voluntary stock is stock held by members beyond the amount required as a condition of membership or to support advance borrowings.  The FHLB has not paid a dividend on the FHLB stock since the third quarter of 2008 and there are no plans to do so in the near future.  The Company holds $2.5 million of FHLB stock as of December 31, 2009.

Federal Reserve System

Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At December 31, 2009, we were in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

Waivers of Dividends by AJS Bancorp, MHC.  Office of Thrift Supervision regulations require AJS Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from AJS Bancorp, Inc.  The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations.  AJS Bancorp, MHC may waive dividends paid by AJS Bancorp, Inc. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by AJS Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event AJS Bancorp, MHC converts to stock form.  During the twelve months ended 2009 the Company paid four regular quarterly dividends of $0.11 per share to stockholders of record.  In conjunction with the Office of Thrift Supervision approval, AJS Bancorp, MHC waived 100% of the dividends due on its 1,227,544 shares.  The Company anticipates that AJS Bancorp, MHC will waive 100% of dividends in the foreseeable future.

Conversion of AJS Bancorp, MHC to Stock Form.  Office of Thrift Supervision regulations permit AJS Bancorp, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”).  There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction.  In a Conversion Transaction a new holding company would be formed as the successor to AJS Bancorp, Inc. (the “New Holding Company”), AJS Bancorp, MHC’s corporate existence would end, and certain depositors of A. J. Smith Federal would receive the right to subscribe for additional shares of the New Holding Company.  In a Conversion Transaction, each share of common stock held by stockholders other than AJS Bancorp, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in AJS Bancorp, Inc. immediately prior to the Conversion Transaction.  Under Office of Thrift Supervision regulations, Minority Stockholders would not be diluted because of any dividends waived by AJS Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event AJS Bancorp, MHC converts to stock form.  There can be no assurance that a successor agency to the Office of Thrift Supervision would take the same position with respect to the impact of waived dividends on the exchange ratio applicable to shares held by minority shareholders.  The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

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

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules requiring the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC.  The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.  The SEC created a committee to evaluate Sarbanes-Oxley issues that may affect small public companies.  Specifically being reviewed are the requirements under Sarbanes-Oxley section 404, which require significant oversight of a public company’s internal control over the financial statements.  The Company will be subject to complete Section 404 compliance for the year ending December 31, 2010, therefore, costs for compliance with the Sarbanes-Oxley Act will increase.  At this time the Company cannot accurately predict what additional expenses may be incurred in complying with all of the provisions of the Sarbanes-Oxley Act.

Taxation

Federal Taxation For federal income tax purposes, AJS Bancorp, Inc. and A. J. Smith Federal file separate federal income tax returns on a calendar year basis using the accrual method of accounting.

As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations.  However, transactions which would require recapture of the pre-1988 tax bad debt reserve include redemption of A. J. Smith Federal’s stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes.  At December 31, 2009, A. J. Smith Federal had approximately $2.4 million of pre-1988 tax bad debt reserves. A deferred tax liability has not been provided on this amount, as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

MANAGEMENT

Executive Officers of AJS Bancorp, Inc. The following individuals hold the following executive officer positions of AJS Bancorp, Inc.

Name	Age	Position

Thomas R. Butkus	62	Chairman of the Board and Chief Executive Officer

Lyn G. Rupich	47	President

Pamela N. Favero	46	Chief Financial Officer

Availability of Annual Report on Form 10-K

Our Annual Report on Form 10-K may be accessed on our website at www.ajsmithbank.com.

ITEM 1A.              RISK FACTORS

Not applicable.

ITEM 1B.              UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                  PROPERTIES

Properties

At December 31, 2009, we conducted our business from our main office at 14757 South Cicero, Midlothian, Illinois, a branch office located at 8000 West 159th Street, Orland Park, Illinois and a branch office located at 11275 W. 143rd Street, Orland Park, Illinois.  We own all of our branch locations.  At December 31, 2009, the net book value of our office locations was approximately $4.0 million.

ITEM 3.                  LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business.  At December 31, 2009, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is quoted on the electronic bulletin board under the symbol “AJSB”.

The following table sets forth the range of the high and low bid prices of the Company’s Common Stock for the prior eight calendar quarters and is based upon information set forth on the over the counter bulletin board. During the twelve months ended December 31, 2009 the Company paid four regular quarterly dividends of $0.11 cents per share to stockholders of record.  During the twelve months ended December 31, 2008 the Company paid four regular quarterly dividends of $0.11 per share, and one special dividend on August 19, 2009 of $0.50 per share, to stockholders of record.  In conjunction with Office of Thrift Supervision non-objection, AJS Bancorp, MHC (the “MHC”) waived 100% of the quarterly dividends due on its 1,227,544 shares.

	Prices of Common Stock
	High	Low
Calendar Quarter Ended
March 31, 2008	29.90	19.25
June 30, 2008	21.50	18.45
September 30, 2008	19.00	14.28
December 31, 2008	18.00	11.70
March 31, 2009	15.99	10.10
June 30, 2009	16.00	13.25
September 30, 2009	20.00	13.60
December 31, 2009	15.00	13.00

As of December 31, 2009, the Company had 324 stockholders of record.

The Company’s second repurchase plan was announced on May 18, 2004 and allowed for the repurchase of 117,000 shares of the Company’s stock, which represented approximately 5% of the Company’s outstanding shares.  Subsequently, the Company announced increases in the repurchase plan of 100,000, 50,000, 50,000 and 50,000 shares on March 22, 2005, October 18, 2005, August 21, 2007, and February 26, 2008, respectively.  As of December 31, 2009 there are 50,951 shares remaining to be purchased under the current repurchase plan.

The following table sets forth the issuer purchases of equity securities during the prior three months.

	Total number shares purchased	Average price paid per share	Total number of shares purchased under publicly announced plan	Maximum number of shares that may be purchased under the repurchase plan

October 1– October 31	-	$-	316,049	367,000
November 1- November 30	-	-	316,049	367,000
December 1- December 31	-	-	316,049	367,000

Set forth below is certain information as of December 31, 2009 regarding equity compensation to directors and executive officers of the Company approved by stockholders.  Other than the employee stock ownership plan, the Company did not have any equity plans in place that were not approved by stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan

Equity compensation plans approved by stockholders	90,485 options	$ 18.82 (1)	17,456 (options)/900 (restricted stock)
(1)   Represents the exercise price of options awarded under the stock option plan.

ITEM 6                   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our results of operations typically depend primarily on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and interest-earnings deposits with other financial institutions, and the interest we pay on our interest-bearing liabilities, consisting primarily of savings accounts, time deposits and borrowings.  Our results of operations are also affected by our provisions for loans losses, other income and other expense.  Other income consists primarily of insurance commissions and service charges on deposit accounts.  Other expense consists primarily of noninterest expense, including salaries and employee benefits, occupancy, equipment, data processing and deposit insurance premiums.  Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities. Our exposure to credit risk is significantly affected by changes in the economy of Chicago and its suburban areas.

Business Strategy

Our business strategy is to operate as a well-capitalized, profitable, community-oriented savings bank dedicated to providing quality customer service.  In the past, we implemented our business strategy by emphasizing the origination of one- to four- family loans and other loans secured by real estate.  We will continue to be primarily a one- to four- family lender with the ability to originate FHA loans.  In the past, we broadened the scope of our loan products and services to include commercial real estate based loans, however, in light of the recent economic conditions and their impact on commercial real estate in particular, we have discontinued our commercial lending services. There can be no assurances that we will successfully implement our strategy.

Highlights of our business strategy are as follows:

•
Continuing One- to Four- Family Residential Real Estate Lending.  Historically, we have emphasized one- to four- family residential lending within our market area.  As of December 31, 2009, $91.7 million, or 70.3%, of our total loan portfolio consisted of one-

to four- family residential real estate loans.  During the year ended December 31, 2009, we originated $26.1 million of one- to four- family residential real estate loans.  We intend to continue to originate one- to four- family loans because of our expertise with this type of lending.

•
Providing an outlet for Federal Housing Authority (“FHA”) loans.  We are committed to meeting the financial needs of the communities in which we operate.  In particular, we have begun accepting applications for FHA loans. We compile all the necessary underwriting documents for FHA loans and then forward those documents to an unaffiliated third party for underwriting and funding.  We do not carry any FHA loans in our loan portfolio. Our objective is to actively market our FHA loan services to our existing customers, as well as new customers within our market area.

Comparison of Financial Condition at December 31, 2009 and December 31, 2008

Total consolidated assets at December 31, 2009 were $249.3 million, an increase of $5.3 million or 2.2% from $244.0 million at December 31, 2008.  The increase was primarily due to an increase in the Company’s due from broker receivable for the sale of available for sale securities, an increase in securities, partially offset by decreases in certificates of deposits at other financial institutions and cash and cash equivalents.  The broker receivable, totaling $4.7 million, represents proceeds from the sale of securities in 2009 that are scheduled to settle in 2010.  Securities increased $2.7 million or 3.0% to $92.6 million at December 31, 2009 from $89.9 million at December 31, 2008 representing purchases of $73.2 million of fixed-rate government-backed notes and bonds, of which $65.4 million had call features, and $791,000 in mortgage-backed securities.  The purchases of the securities were offset by principal pay downs, maturities, calls and sales.  Certificates of deposit decreased $5.1 million or 75.0% to $1.7 million at December 31, 2009 from $6.8 million at December 31, 2008.  Cash and cash equivalents decreased $909,000 or 12.3% to $6.5 million as of December 31, 2009 compared to $7.4 million as of December 31, 2008.

Other assets increased $57,000 to $2.6 million at December 31, 2009 and 2008.  Other assets include a net income tax receivable due of $1.1 million and a prepaid FDIC assessment of $1.0 million at December 31, 2009.  The Company did not have a prepaid FDIC assessment at December 31, 2008.  The net income tax receivable was $2.0 million at December 31, 2008.  The Company has a deferred tax asset of $2.0 million prior to a valuation allowance at December 31, 2009.  The Company recorded a deferred tax asset valuation allowance of $1.5 million as of December 31, 2009 due to concerns regarding the timing and ability to collect the entire tax asset in the foreseeable future.  The ability to utilize the deferred tax asset is based in part on the Company’s ability to forecast net income to absorb the deferred tax asset within a reasonable timeframe.  At this time, the Company cannot reasonably predict net income sufficient to absorb the deferred tax asset.  Please see the paragraphs above under “Insurance of Deposit Accounts” for a discussion regarding the FDIC insurance premium assessment.

Total deposits increased $12.9 million or 7.2% to $193.2 million at December 31, 2009 from $180.3 million at December 31, 2008.  The increase in deposits occurred primarily in the certificates of deposit and passbook savings categories, while the balances of demand deposit accounts decreased.  Certificates of deposit increased $10.6 million to $117.9 million at December 31, 2009 from $107.3 million at December 31, 2008.  Passbook savings accounts increased $6.0 million to $45.0 million at December 31, 2009 compared to $39.0 million at December 31, 2008.  Demand deposit accounts decreased to $30.2 million at December 31, 2009 from $34.0 million at December 31, 2008.  FHLB advances decreased $4.9 million or 16.2% to $25.3 million at December 31, 2009 from $30.2 million at December 31, 2008.

The Company had non-performing assets of $9.2 million as of December 31, 2009 and $3.7 million as of December 31, 2008.  The increase in non-performing assets resulted mainly from an increase in non-performing commercial real estate loans.  As of December 31, 2009, the Company had ten non-performing loans compared to five non-performing commercial loans at December 31, 2008.  The Company foreclosed on seven commercial real estate properties and three residential condos during 2009.  The Company did not have any other real estate owned at December 31, 2008.

The Company has four single-family loans on non-accrual status, three of which are also impaired, as of December 31, 2009 compared to six single-family loans on non-accrual status, one of which was also impaired, as of December 31, 2008.  The Company has six commercial lending relationships that are impaired and on non-accrual as of December 31, 2009.  Additionally, the Company has one commercial lending relationship that is impaired, but not more than 90 days delinquent at December 31, 2009.

The allowance for loan losses totaled $3.0 million at December 31, 2009 and $2.7 million at December 31, 2008.  This represents a ratio of the allowance for loan losses to gross loans receivable of 2.33% at December 31, 2009 and 2.12% at December 31, 2008.  The allowance for loan losses to non-performing loans was 46.6% at December 31, 2009 and 73.2% at December 31, 2008.

Total stockholders’ equity decreased $3.3 million to $23.8 million at December 31, 2009 from $27.1 million at December 31, 2008.  The decrease in stockholders’ equity primarily resulted from the net loss of $2.4 million during the twelve months ended December 31, 2009, a decrease in other comprehensive income due to the lower fair value of the available for sale securities portfolio and the repurchase of shares of the Company’s stock during the twelve months ended December 31, 2009.  The Company repurchased 2,351 shares of its common stock at a cost of $29,000 during the twelve months ended December 31, 2009.  In addition, during the year the Company declared and paid four quarterly dividends of $0.11 cents per share.  With the non-objection of the Office of Thrift Supervision (“OTS”) AJS Bancorp, MHC (the “MHC”) waived 100% of the dividends due on its 1,227,544 shares.  The fair value, net of taxes, of the available for sale securities portfolio decreased $916,000 at December 31, 2009 compared to a tax effective increase in fair value of $1.5 million at December 31, 2008.

Comparison of Operating Results for the Years Ended December 31, 2009 and December 31, 2008

General.  We recorded a net loss of $2.4 million for the year ended December 31, 2009 compared to a net loss of $2.1 million for the year ended December 31, 2008.  The net loss before income taxes was $1.7 million for the year ended December 31, 2009 compared to a net loss before income taxes of $3.5 million for the same period in 2008.  The Company’s net loss in 2009 compared with net loss in 2008 primarily reflects increases in the income tax expense due to the deferred tax asset valuation allowance, and in non-interest income expense, offset by an increase in net interest income, a decrease in the provision for loan losses and an increase in non-interest income.

Interest Income.  Total interest income decreased to $10.5 million for the twelve months ended December 31, 2009, a decrease of $1.5 million or 12.5% from $12.0 million for the same period in 2008.  The decrease in our interest income is primarily due to a lower average yield earned on all categories of our interest-earning assets.

Interest income from loans decreased by $800,000 to $6.9 million for the year ended December 31, 2009, from $7.7 million for the year ended December 31, 2008.  The decrease in interest income from loans reflects decreases in average loan balances as well as a lower yield earned on average loan balances during the year.  The average yield on loans decreased to 5.23% during 2009 from 5.75% during 2008.  Average loan balances decreased to $132.7 million during the year ended December 31, 2009 from $134.7 million for the same period in 2008.

Interest income from securities decreased by $349,000 to $3.4 million for the year ended December 31, 2009 compared to $3.8 million for the year ended December 31, 2008.  The decrease was primarily due to a decrease in interest rates earned on the securities during the year and, to a lesser extent lower average securities balances during the year.  The average yield on securities decreased to 4.29% during 2009 from 4.66% during 2008.  Average securities balances were $79.5 million during the year ended December 31, 2009 compared to average securities balances of $80.7 million during the year ended December 31, 2008.

Interest income from interest-earning deposits decreased $295,000, or 66.0%, to $152,000 for the year ended December 31, 2009 from $447,000 for the year ended December 31, 2008.  The decrease resulted from decreases in the interest rate earned on the deposits and lower average balances.  Average balances decreased to $10.4 million from $17.7 million, while the average yield decreased to 1.46% from 2.53% for the comparable twelve-month periods.  The decrease in the average balance of interest earning deposits was caused primarily by a decrease in demand account balances at other financial institutions and the FHLB.  As a result of the low interest rates paid on cash balances that occurred during 2009 the Company repositioned itself to reduce cash balances by paying down maturing FHLB advances.

Interest income from federal funds sold decreased $52,000, or 98.1%, to $1,000 for the year ended December 31, 2009, from $53,000 for the year ended December 31, 2008.  The decrease resulted from reductions in the average balances and in the average yield earned on federal funds sold.  The Company decreased its federal fund balances as interest rates earned on federal funds continue to remain at record lows during 2009.

Interest Expense.  Interest expense on deposits decreased by $1.4 million, or 30.2% to $3.2 million for the year ended December 31, 2009, from $4.6 million for 2008.  The decrease in our cost of deposits reflected continued low market interest rates during 2009, resulting in certificates of deposit maturing and renewing at lower rates during 2009.  Average deposits decreased to $179.4 million for the year ended December 31, 2009, from $181.9 million for 2008.  Our average cost of deposits decreased to 1.80% from 2.55% for the respective periods.  Interest expense on borrowings decreased to $978,000 for the twelve months ended December 31, 2009 from $1.3 million for the same period during 2008, which was due to decreases in average FHLB borrowings and in average interest rates.

Net Interest Income.  Net interest income increased by $225,000 or 3.7% to $6.3 million for the year ended December 31, 2009 from $6.1 million for the same period in 2008.  Average interest earning assets were $222.8 million and $234.7 million during the comparative 2009 and 2008 twelve-month periods while the average yield was 4.71% and 5.11% respectively.  Our net interest rate spread increased 33 basis points to 2.67% from 2.34% while our net interest margin increased 23 basis points to 2.82% from 2.59% reflecting a more pronounced downward repricing of our interest-bearing liabilities as compared to our interest-earning assets.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 107.96% for the year ended 2009 from 109.88% for the year ended December 31, 2008.  The increase in our net interest rate spread and net interest margin reflects the fact that during the year ended December 31, 2009 the cost of average interest-bearing liabilities decreased at a faster pace than the yield earned on average interest-earning assets.

Provision for Loan Losses.  We established a provision for loan losses, which is charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based upon our evaluation, a provision for loan losses of $2.9 million was necessary for the twelve months ended December 31, 2009 compared to loan loss provisions of $4.3 million for the twelve months ended December 31, 2008.  The loan loss provision for the twelve months ended December 31, 2009 was based, in part, on the continuation of negative economic trends, as well as, charge-offs and impairment reserves recorded on commercial loan properties.  We recorded net charge offs of $2.6 million during the twelve months ended December 31, 2009 compared to $3.1 million in the prior period.  At December 31, 2009 the general reserve portion of the allowance was 1.32% of gross loans receivable, whereas at December 31, 2008 the general reserve portion of the allowance was 1.08% of gross loans receivable.  Based on economic and real estate downturns and an increase in our commercial real estate based non-performing and impaired loans, we have increased our general reserve allocations.  The loan loss provision and allowance for loan loss recorded as of December 31, 2009 reflect management’s estimate of known and inherent losses in our loan portfolio.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available at the time of their examination.  The allowance for loan losses as of December 31, 2009 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Non-interest Income.  Non-interest income increased $947,000 or 169.1% to $1.5 million for the year ended December 31, 2009 from $560,000 for the year ended 2008.  The increase was primarily due to a $816,000 increase in gain on securities sales, a $192,000 reduction in the realized loss on the sale of trading securities and a $73,000 increase in other non-interest income items, partially offset by a $168,000 increase in the loss on correspondent bank investment.

Gain on securities sales increased $816,000 to $833,000 for the year ended December 31, 2009 from $17,000 for the same period in 2008.  The Company sold $16.2 million of available for sale securities during the year ended December 31, 2009.  Due to historically low interest rates paid on cash balances during 2009 the Company has reduced its liquidity position to increase revenues.  The securities sales were primarily the result of addressing liquidity needs as they arose.

The Company realized a loss on the sale of trading securities of $192,000 during the year ended December 31, 2008.  This loss represented the sale of 100% of our investment in the Shay AMF Ultra Short Mortgage fund (“mutual fund”).  We sold the mutual fund to avoid expected further declines in fair value, which did occur.

Other non-interest income increased $73,000 or 74.5% to $171,000 for the year ended December 31, 2009 when compared to the year ended December 31, 2008.  The increase was due to a $90,000 increase in correspondent fees generated primarily by the Company’s FHA program.  The Company began offering FHA loans during the fourth quarter of 2008.  We do not underwrite, service, or hold FHA loans within our portfolio.

The Company recorded a $168,000 impairment loss during the year ended December 31, 2009 on stock held in Independent Banker’s Bank (“IBB”).  IBB was a correspondent bank primarily serving the banking industry, however, it was not the Company’s correspondent bank.  IBB was put into receivership by its primary federal regulator during the fourth quarter of 2009.  The Company had recorded an other temporary impairment of $126,000 during the third quarter of 2009 while IBB tried to raise capital by issuing additional stock.  IBB’s stock offering was unsuccessful and the Company was placed into receivership shortly thereafter.  The IBB stock was purchased in 2004.

Non-interest Expense.  Non-interest expense increased $827,000 or 14.3% to $6.6 million for the year ended December 31, 2009 compared to $5.8 million for the same period in 2008.  The increase primarily reflects increases in loss on real estate owned, federal deposit insurance premiums and professional fees, partially offset by decreases in salaries and employee benefits and advertising and promotion costs.

Loss on real estate owned increased to $649,000 for the year ended December 31, 2009 due to additional write-downs recorded on other real estate owned.  The Company did not have any other real estate owned during 2008.

Federal deposit insurance premiums increased $334,000 to $376,000 for the year ended December 31, 2009 compared to $42,000 for the same period in 2008.  The increase was due to increases in the deposit insurance assessment rates as well as a special assessment levied during 2009.  On December 22, 2008, the Federal Deposit Insurance Corporation (“FDIC”) published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009 and thereafter.  Additionally, on May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  The amount of the special assessment for the Company was $108,000.  During 2009, the Company was in FDIC risk category one. The risk category is based upon capital status and confidential regulator examination ratings.  If the Company’s capital declines or its examiner rating declines, the FDIC assessment will increase.  There can be no assurances that the Company’s FDIC risk category will not change in the future.

Professional fees increased $56,000 or 24.2% to $287,000 during the year ended December 31, 2009 compared to $231,000 for the same period in 2008.  The increase was primarily due to costs associated with complying with Sarbanes-Oxley Section 404 and increased legal fees related to foreclosure activity during the year.

Salaries and employee benefits decreased $216,000 or 7.0% to $2.9 million for the year ended December 31, 2009 compared to $3.1 million for the same period last year.  Salaries and employee benefits decreased primarily due to a reduction in the cost of the recognition and retention and stock option plans.  The awards under these plans were fully vested as of May 21, 2008, and accordingly, the benefit expense decreased $99,000 for the comparable periods.  Salaries and employee benefits also decreased due to the reduction of full time equivalent employees which included the elimination of the commercial loan department.  The Company had 55 full time equivalent employees at December 31, 2009 compared to 58 full time equivalent employees at December 31, 2008.

Advertising and promotion costs declined $55,000 or 19.5% to $227,000 for the year ended December 31, 2009 compared to $282,000 for the same period in 2008.  The reduction was due to a planned decrease in advertising and promotion expenses.

Provision for Income Taxes.  The Company recorded a federal and state income tax expense of $713,000 for the twelve months ended December 31, 2009 on a pre-tax loss of $1.7 million compared to a $1.4 tax benefit recorded on a pre-tax loss of $3.5 million for the same period in 2008.  The increase in tax expense for the comparable periods is due to a $1.5 million valuation allowance recorded against the Company’s deferred tax asset.  The Company’s deferred tax asset consists primarily of timing differences in the tax deductibility of bad debt expense and deferred compensation.  Future realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income of the appropriate character within the carry-back and carry-forward periods available under the tax law.  In considering all available factors to determine the likelihood that the Company’s deferred tax asset of $2.0 million could be realized, the Company concluded that it is more likely than not that $1.5 million of this asset may not be realized.  In coming to this conclusion, the Company considered that the realization of the deferred tax asset was based primarily on forecasted, but not yet demonstrated, operating profitability. Since the Company has been in a cumulative net loss position for the past three calendar years, the presumption of income in the future cannot be adequately substantiated at this time.

Average Balance Sheets

The following tables present for the periods indicated the total dollar amount of interest income on average interest-earning assets and the resultant yields, the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, as well as yields and costs for the years ended December 31, 2009, 2008 and 2007.  No tax equivalent adjustments were made.  All average balances are monthly average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.

	Years Ended December 31,
	2009			2008
	Average	Interest		Average	Interest
	Outstanding	Earned/		Outstanding	Earned/
	Balance	Paid	Yield/Rate	Balance	Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$132,705	$6,937	5.23%	$134,654	$7,737	5.75%
Securities	79,534	3,413	4.29	80,689	3,762	4.66
Interest-earning deposits
and other	10,432	152	1.46	17,688	447	2.53
Federal funds	132	1	0.76	1,625	53	3.26
Total interest-earning
assets	$222,803	10,503	4.71	$234,656	11,999	5.11

Interest-bearing liabilities:
Passbook savings	$42,045	364	0.87%	$38,880	352	0.91
NOW accounts	23,243	24	0.10	22,728	38	0.17
Money market accounts	8,409	38	0.45	10,396	159	1.53
Time deposits	105,672	2,809	2.66	109,851	4,086	3.72
Total deposits	179,369	3,235	1.80	181,855	4,635	2.55
FHLB advances and other	27,013	978	3.62	31,692	1,299	4.10
Total interest-bearing
liabilities	$206,382	4,213	2.04	$213,547	5,934	2.78

Net interest income		$6,290			$6,065
Net interest rate spread
Net interest-earning assets	$16,421		2.67%	$21,109		2.34%
Net interest margin on average interest-
earning assets			2.82%			2.59%
Average interest-earning assets
to average interest-bearing
liabilities			107.96%			109.88%

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

	Years Ended December 31,
	2009 vs. 2008
	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets
Loans receivable	$(111)	$(689)	$(800)
Securities	(53)	(296)	(349)
Interest-earning deposits and other	(145)	(150)	(295)
Federal funds	(28)	(24)	(52)

Total interest-earning assets	$(337)	$(1,159)	$(1,496)

Interest-bearing liabilities
Passbook savings	$28	$(16)	$12
NOW accounts	1	(15)	(14)
Money market accounts	(26)	(95)	(121)
Time deposits	(155)	(1,122)	(1,277)
Borrowings	(192)	(129)	(321)

Total interest-bearing liabilities	$(344)	$(1,377)	$(1,721)

Change in net interest income	$7	218	225

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

The table below sets forth, as of September 30, 2009 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.

				Net Portfolio Value as
				a % of Present Value of
	Net Portfolio Value			Assets/Liabilities
Change in
Interest Rates	Estimated	Amount of
(Basis Points)	NPV	Change	Percent	NPV Ratio	Change(1)
	(Dollars in thousands)

+300	$23,396	$(10,374)	(31)%	10.07%	(360)
+200	27,527	(6,243)	(18)	11.57	(210)
+100	31,341	(2,429)	(7)	12.89	(78)
+50	31,845	(1,925)	(6)	13.03	(64)
0	33,770	13.67
-50	33,320	(450)	(1)	13.47	(20)
-100	34,020	250	1	13.68	1
(1)  Expressed in basis points.

The table above indicates that at September 30, 2009, in the event of a one hundred basis point decrease in interest rates, we would experience a 1% increase in net portfolio value.  In the event of a two hundred basis point increase in interest rates, we would experience an 18% decrease in net portfolio value.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, changes in these assumptions and estimates could significantly affect our financial position or results of operations.  Actual results could differ from those estimates.  Discussed below are selected critical accounting policies that are of particular significance to us.

Allowance for Loan Losses.  The allowance for loan losses represents management’s estimate of probable incurred credit losses inherent in the loan portfolio.  Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on the consolidated balance sheet.  Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The allowance for loan losses consists of specific allocations on impaired loans and general allocation for inherent credit risks.  The specific allocation component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans.  The general allocation component of the allowance reflects historical loss experience for each loan category adjusted for trends and credit risks.  The specific credit allocations are based on analyses involving a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values.  The historical loss analysis is performed quarterly and loss factors are updated regularly based on actual experience and trends and credit risk.

The allowance reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated allowance includes a component that accounts for the inherent imprecision in loan loss models.  Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss.  The historical losses used in the migration analysis may not be representative of actual unrealized losses inherent in the portfolio.

There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment.  Although management believes its process for determining the allowance adequately considers all of the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change.  To the extent actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect earnings or financial position in future periods.  Significant influences currently impacting our allowance for loan losses are rising real estate inventories which is applying downward pressure in real estate values and general economic conditions.  Management continues to monitor these credit risk trends during each quarterly allowance for loan loss analysis.

Other Real Estate Owned.  Assets acquired through or instead of loan foreclosure are initially recorded at lower of cost or fair value less costs to sell when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Operating costs after acquisition are expensed.

Deferred Tax Valuation Allowance.  A valuation allowance should be recognized against deferred tax assets if, based on the weight of available evidence, it is more likely than not (i.e. greater than 50% probability) that some portion or all of the deferred tax asset will not be realized.  Future realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carry back and carry forward periods available under the tax law.  The Company evaluates the future realization of the deferred tax asset on a quarterly basis and establishes a valuation allowance predicated on consideration of future performance as well as tax planning strategies available to the Company.  Tax-planning strategies are actions that the Company would take in order to prevent an operating loss or tax credit carry forward from expiring unused.  In order for a tax-planning strategy to be considered, it must be prudent and feasible and result in realization of the deferred tax assets.

Fair Value of Financial Instruments.  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 15.6% and 16.1% for the years ended December 31, 2009 and 2008.  We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments.  We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning investments and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits with the Federal Home Loan Bank of Chicago amounted to $2.0 million at December 31, 2009 and $1.5 million at December 31, 2008.  For additional information about cash flows from our operating, financing, and investing activities, see Consolidated Statements of Cash Flows included in the consolidated financial statements.

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

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago which provide an additional source of funds.  At December 31, 2009, we had $25.3 million in advances from the Federal Home Loan Bank of Chicago.  Of this amount, $11.0 million is due within one year, $12.3 million is due between one and three years, and $2.0 million is due between four and five years.

At December 31, 2009, we had outstanding commitments of $3.2 million to originate loans.  This amount does not include the unfunded portion of loans in process.  At December 31, 2009, certificates of deposit scheduled to mature in less than one year totaled $79.9 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In addition, the cost of such deposits may be significantly higher upon renewal in a rising interest rate environment.  We intend to utilize our high levels of liquidity to fund our lending activities.

Liquidity.  We are required to maintain liquid assets in an amount that would ensure our safe and sound operation.  Our liquidity ratio at December 31, 2009 was 20.0%.

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commercial commitments at December 31, 2009.

	Total	Less than 1 year	1-3 Years	4-5 years	After 5 Years

FHLB advances	$25,300	$11,000	$12,300	$2,000	$-
Time deposits	117,931	79,852	28,491	9,588	-
Non-qualified, unfunded retirement plan	1,615	137	1,478	-	-

	Total Amounts Committed	Less than 1 year	1-3 Years	4-5 years	Over 5 Years

Lines of credit (1)	$13,139	$1,455	$4,573	$6,989	$122
Standby letters of credit (1)	190	190	-	-	-
Other commitments to extend credit (1)	3,191	3,191	-	-	-

Total	$16,520	$4,836	$4,573	$6,989	$122
__________________________
(1)	Represents amounts committed to customers.

Not included above is the $787,000 liability for the Employee Stock Ownership Plan (“ESOP”) put option. This option allows the ESOP participant, following termination of their employment, to ‘put’ their stock back to the Company at the fair value as determined by an independent appraisal.  It is unlikely that all of the plan participants will put their stock back to the Company at any one time, however, should they choose to do so the participants could put their stock back to the Company during 2010.

Impact of Inflation and Changing Prices

Accounting principles generally accepted in the United States of America (“GAAP”) generally require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of our operations.  Unlike industrial companies, our assets and liabilities are primarily monetary in nature.  As a result, changes in market interest rates have a greater impact on performance than the effect of inflation.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Management of Market Risk” above.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are attached as Exhibit 13 hereto and are incorporated by reference hereunder.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).          CONTROLS AND PROCEDURES

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on the criteria established in the Internal Control-Integrated Framework.

This annual report does not include an audit report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to audit by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in the annual report.

(c)           Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s Proxy Statement.

PART IV

ITEM 15.                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Certificate of Incorporation of AJS Bancorp, Inc. (1)
3.2	Bylaws of AJS Bancorp, Inc. (1) (2)
4	Form of Common Stock Certificate of AJS Bancorp, Inc. (1)
10.1	Employment Agreement with Thomas R. Butkus(3)
10.2	Employment Agreement with Lyn G. Rupich(4)
10.3	AJS Bancorp, Inc. 2003 Stock Option Plan(5)
10.4	AJS Bancorp, Inc. 2003 Recognition and Retention Plan(5)
10.5	Amendments to 2003 Stock Option Plan(6)
13	Financial Statements
14	Code of Ethics(7)
21	Subsidiaries of the Registrant
23	Consent of Auditors to incorporate financial statements into Form S-8
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________
(1)	Incorporated by reference to the Company’s registration statement on Form S-1 (commission file number 333-69482, filed on September 17, 2001, as amended).
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 27, 2009.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 18, 2009.
(4)	Incorporated by reference to the Company’s Current Report on Form 8 - K filed on November 20, 2009.
(5)	Incorporated by reference to the Company’s registration statement on Form S-8 (commission file number 333-105598, filed on May 28, 2003).
(6)	Incorporated by reference to the Company’s Annual Report on Form 10 - K for the year ended December 31, 2005.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 23, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AJS Bancorp, Inc.

Date: March 18, 2010	By:	/s/ Thomas R. Butkus
Thomas R. Butkus,
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas R. Butkus	By:	/s/ Lyn G. Rupich
	Thomas R. Butkus, Chairman of the Board		Lyn G. Rupich, President
	and Chief Executive Officer		(Principal Executive Officer)

Date:	March 18 2010	Date:	March 18, 2010

By:	/s/ Pamela N. Favero	By:	/s/ Roger L. Aurelio
	Pamela N. Favero, Chief Financial Officer		Roger L. Aurelio, Director

Date:	March 18, 2010	Date:	March 18, 2010

By:	/s/ Raymond J. Blake	By:	/s/ Richard J. Nogal
	Raymond J. Blake, Director		Richard J. Nogal, Director

Date:	March 18, 2010	Date:	March 18, 2010

By:	/s/ Edward S. Milen
Edward S. Milen, Director

Date:	March 18, 2010