Form 10-Q
period 2010-03-31
AJS BANCORP INC
filed 2010-05-13
CIK 1144515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
Commission file number 000-33405

AJS BANCORP, INC.
(Exact name of registrant specified in its charter)

Federal	36-4485429
(State of incorporation)	(IRS Employer Identification No.)

14757 S. Cicero Avenue, Midlothian, Illinois 60445
(Address of Principal Executive Offices)

(708) 687-7400
(Issuer‘s telephone number, including area code)

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

On May 7, 2010, the issuer had 2,023,182 shares of common stock issued and outstanding, $0.01 per share par value.

Transitional Small Business Disclosure Format.  Yes ☐  No ☒

AJS BANCORP, INC.

Form 10-Q Quarterly Report

Index

ITEM 1.                 FINANCIAL STATEMENTS

AJS Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands of dollars, except share data)

	March 31,	December 31,
	2010	2009
ASSETS	(unaudited)
Cash and cash equivalents
Cash and due from banks (interest-earning:
2010 – $1,324; 2009 – $1,963)	$10,102	$6,484
Certificates of deposit	600	1,700
Trading securities	22	25
Securities available-for-sale	91,669	92,167
Securities held-to-maturity	359	360
Loans, net of allowance of $3,060 at March 31, 2010,
$3,035 at December 31, 2009	127,454	127,456
Federal Home Loan Bank stock, at cost	2,450	2,450
Premises and equipment	4,181	4,181
Bank-owned life insurance	3,388	3,351
Other real estate owned	2,748	2,768
Accrued interest receivable	1,099	973
Due from broker	-	4,727
Other assets	1,838	2,626

Total assets	$245,910	$249,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$194,948	$193,175
Federal Home Loan Bank advances	17,300	25,300
Advance payments by borrowers for taxes and insurance	893	1,566
Due to broker	3,990	1,000
Other liabilities and accrued interest payable	4,236	4,381
Total liabilities	221,367	225,422

Stockholders’ equity
Preferred stock, $.01 par value, 20,000,000 shares authorized;
none issued	-	-
Common stock, $.01 par value, 50,000,000 shares authorized;
2,444,521 shares issued at March 31, 2010 and December 31, 2009	24	24
Additional paid in capital	12,232	12,207
Treasury stock at cost (421,339 shares at March 31, 2010
and 421,239 at December 31, 2009)	(9,825)	(9,824)
Retained earnings	21,335	20,979
Accumulated other comprehensive income	777	460
Total stockholders’ equity	24,543	23,846

Total liabilities and stockholders’ equity	$245,910	$249,268

See notes to consolidated financial statements.

Index

AJS Bancorp, Inc.
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Interest and dividend income
Loans	$1,673	$1,700
Securities	875	963
Interest-earning deposits and other	10	53
Total interest income	2,558	2,716

Interest expense
Deposits	717	904
Federal Home Loan Bank advances and other	164	302
Total interest expense	881	1,206

Net interest income	1,677	1,510
Provision for loan losses	40	-

Net interest income after provision for loan losses	1,637	1,510

Non-interest income
Service charges on accounts	92	117
Rental income	24	24
Earnings on bank owned life insurance	37	37
Gain on security sales	136	310
Other	33	36
Total non-interest income	322	524

Non-interest expense
Compensation and employee benefits	693	740
Occupancy expense	224	206
Data processing expense	82	96
Advertising and promotion	49	47
Professional fees	84	71
Postage and supplies	42	37
Bank security	37	41
Federal deposit insurance	75	54
Other	229	153
Total non-interest expense	1,515	1,445

Income before income taxes	444	589

Income taxes	-	207

Net income	$444	$382

Earnings per share
Basic	$0.22	$0.19
Diluted	0.22	0.19
Weighted average shares - Diluted	2,023,182	2,025,458

Comprehensive income	$761	$315

See notes to consolidated financial statements.

Index

AJS Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)
	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities
Net income	$444	$382
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	80	72
Provision for loan losses	40	-
Deferred income taxes	166	(495)
Net amortization of securities	16	21
Earnings on bank owned life insurance	(37)	(36)
Gain on the sale of available securities for sale	(136)	(310)
Changes in
Fair value of trading securities	3	2
Accrued interest receivable and other assets	5,021	690
Accrued interest payable and other liabilities	(1,120)	(246)
Net cash from operating activities	4,477	80

Cash flows from investing activities
Securities available-for-sale
Purchases	(13,994)	(13,398)
Sales	5,895	7,266
Maturities and principal payments	13,226	14,894
Securities held-to-maturity
Maturities and principal payments	1	2
Net change in certificates of deposit	1,100	2,099
Net change in loans	(38)	(5,033)
Proceeds from the sale of OREO	20	-
Purchase of equipment	(80)	(36)
Net cash from investing activities	6,130	5,794

Cash from financing activities
Net change in deposits	1,773	(5,067)
Net change in advance payments by borrowers for taxes and insurance	(673)	(573)
Net change in Federal Home Loan Bank advances	(8,000)	(625)
Dividends paid	(88)	(88)
Purchase of treasury stock	(1)	(10)
Net cash used in financing activities	(6,989)	(6,363)

Net change in cash and cash equivalents	3,618	(489)

Cash and cash equivalents at beginning of period	6,484	7,393

Cash and cash equivalents at end of period	$10,102	$6,904

Supplemental non-cash disclosures:
Due from broker	$-	$1,830
Due to broker	3,990	-

See notes to consolidated financial statements.

Index

AJS Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Three months ended March 31, 2010 and 2009
(in thousand of dollars)
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2008	$24	$11,728	$(9,795)	$23,764	$1,376	$27,097

ESOP put option	-	414	-	-	-	414
Purchase of 918 shares of treasury stock	-	-	(10)	-	-	(10)
Cash dividend ($0.11 per share)	-	-	-	(88)	-	(88)
Comprehensive income:
Net income	-	-	-	382	-	382
Change in unrealized gain (loss) on securities available for sale, net of taxes	-	-	-	-	(67)	(67)
Total comprehensive income						315

Balance at March 31, 2009	$24	$12,142	$(9,805)	$24,058	$1,309	$27,728

Balance at December 31, 2009	$24	$12,207	$(9,824)	$20,979	$460	$23,846

ESOP put option	-	25	-	-	-	25
Purchase of 100 shares of treasury stock	-	-	(1)	-	-	(1)
Cash dividend ($0.11 per share)	-	-	-	(88)	-	(88)
Comprehensive income:
Net income	-	-	-	444	-	444
Change in unrealized gain (loss) on securities available for sale, net of taxes	-	-	-	-	317	317
Total comprehensive income	-	-	-	-	-	761

Balance at March 31, 2010	$24	$12,232	$(9,825)	$21,335	$777	$24,543

See notes to consolidated financial statements.

Index

AJS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Note 1 – Basis of Presentation

Principles of Consolidation:  The accompanying consolidated interim financial statements include the accounts of AJS Bancorp, Inc. ("Company") and its wholly owned subsidiary, A. J. Smith Federal Savings Bank ("Bank").  All significant intercompany balances and transactions have been eliminated.

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain disclosures required by U.S. generally accepted accounting principles are not included herein.  These interim statements should be read in conjunction with the Company’s Annual Report on Form 10-K.  The December 31, 2009 financial condition presented herein has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, but does not include all of the disclosures required by U. S. generally accepted accounting principles.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2010.  In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2 – Earnings Per Share

Basic earnings per share for the three months ended March 31, 2010 and 2009 were computed by dividing net income by the weighted average number of shares outstanding.  Diluted earnings per share for the three months ended March 31, 2010 and 2009 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options.  Computations for basic and diluted earnings per share are provided below.

	For the Three Months
	Ended March 31,
	2010	2009
	(in thousands, except
	per share data)
Basic
Net income	$444	$382
Weighted average common shares
outstanding	2,023	2,025

Basic earnings per common share	$0.22	$0.19

Index

	For the Three Months
	Ended March 31,
	2010	2009
	(in thousands, except
	per share data)
Diluted
Net income	$444	$382
Weighted average common shares
outstanding	2,023	2,025
Dilutive effect of stock awards	-	-
Dilutive effect of stock options	-	-

Diluted average common shares	2,023	2,025

Diluted earnings per common share	$0.22	$0.19

There were 90,485 options that were anti-dilutive for the periods ended March 31, 2010 and 2009.

Note 3 - Recently Issued and Not Yet Effective Accounting Standards

In January 2010, the FASB issued guidance requiring increased fair value disclosures.  There are two components to the increased disclosure requirements set forth in the update:  (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of level one or level two (2) in the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). Increased disclosures regarding the transfers in/out of level one and two are required for interim and annual periods beginning after December 15, 2009.  The adoption of this portion of the standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Increased disclosures regarding the level three fair value reconciliation are required for fiscal years beginning after December 15, 2010.

 Note 4 – Securities

At March 31, 2010 and December 31, 2009, the Company had equity trading securities carried at a fair value of $22 and $25, respectively.

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
March 31, 2010
U.S. government-sponsored entities	$62,800	$141	$(186)	$62,755
Residential agency mortgage-backed	27,599	1,315	-	28,914

Total	90,399	$1,456	$(186)	$91,669

December 31, 2009
U.S. Treasuries	$1,968	$-	$(43)	$1,925
U.S. government-sponsored entities	55,379	50	(855)	54,574
Residential agency mortgage-backed	34,069	1,599	-	35,668

Total	$91,416	$1,649	$(898)	$92,167

Index

The amortized cost, unrecognized gains and losses, and fair values of securities held to maturity were as follows:

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
March 31, 2010
Residential mortgage-backed	$39	$2	$-	$41
State and municipal	320	3	-	323

Total	$359	$5	$-	$364

December 31, 2009
Residential mortgage-backed	$40	$2	$-	$42
State and municipal	320	3	-	323

Total	$360	$5	$-	$365

Contractual maturities of securities at March 31, 2010 were as follows.  Securities not due at a single maturity date, consisting of mortgage-backed securities, are shown separately.

	Available		Held to
	for Sale		Maturity
	Fair	Amortized	Fair
	Value	Cost	Value
	(in thousands)

Due in one year or less	$1,013	$-	$-
Due after one year through five years	9,015	-	-
Due after five year through ten years	22,074	205	208
Due after ten years	30,653	115	115
Mortgage-backed securities	28,914	39	41

	$91,669	$359	$364

Securities with a carrying value of approximately $13,201 and $15,473 at March 31, 2010 and December 31, 2009 were pledged to secure public deposits and for other purposes as required or permitted by law.

Sales of available for sale securities were as follows:

	March 31	March 31
	2010	2009
	(in thousands)
Proceeds from sale of securities available for sale	$5,895	$7,266
Gross gains from sale of securities available for sale	136	310

Index

Securities with unrealized losses at March 31, 2010 and December 31, 2009, not recognized in income, by length of time that individual securities have been in a continuous unrealized loss position, are as follows.  Securities are available for sale unless otherwise noted.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2010	(in thousands)
U.S. government-
sponsored entities	$24,034	$(186)	$-	$-	$24,034	$(186)

Total temporarily
impaired	$24,034	$(186)	$-	$-	$24,034	$(186)

December 31, 2009
U.S. government-
sponsored entities	$42,993	$(855)	$-	$-	$42,993	$(855)
U.S. treasuries	1,925	(43)	-	-	1,925	(43)

Total temporarily
impaired	$44,918	$(898)	$-	$-	$44,918	$(898)

Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality and/or they are issued by the U.S. government or U.S. government sponsored entities.  In addition, the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities prior to recovery.  The decline in fair value is largely due to current market conditions and illiquidity in our capital markets.  The fair value is expected to recover as the securities approach their maturity date and/or market conditions improve.

Note 5 – Fair Value

Fair Value Measurement

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair value:

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

The Company used the following methods and significant assumptions used to estimate the fair value of items:

Securities:  The fair values of trading securities and securities available for sale are determined by quoted market prices, if available (Level 1).  For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).

Index

Impaired Loans:  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Other Real Estate Owned:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell.  Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification.  In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

At March 31, 2010 and December 31, 2009, the Company had no liabilities measured at fair value.  Assets measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010:
Trading securities	$22	$22	$-	$-
Securities available-for-sale:
U.S. government-sponsored entities	62,755	-	62,755	-
Residential agency mortgage-backed	28,914	-	28,914	-

December 31, 2009:
Trading securities	$25	$25	$-	$-
Securities available-for-sale:
U.S. Treasuries	1,925	-	1,925	-
U.S. government-sponsored entities	54,574	-	54,574	-
Residential agency mortgage-backed	35,668	-	35,668	-

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010:
Impaired loans	$1,587	$-	$-	$1,587
Other real estate owned	2,748	-	-	2,748

December 31, 2009:
Impaired loans	$1,601	$-	$-	$1,601
Other real estate owned	2,768	-	-	2,768

Index

At March 31, 2010 and December 31, 2009 impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2.9 million, with a valuation allowance of $1.3 million.  There was no additional provision for loan losses recognized on impaired loans during the three months ended March 31, 2010 or 2009.

At March 31, 2010, other real estate owned (OREO) carried at fair value approximates $2.7 million, net of a valuation allowance of $635,000.  The Company had no OREO at March 31, 2009.  There were no additional valuation reserves on OREO recognized through income during the three months ended March 31, 2010.  At December 31, 2009, other real estate owned carried at fair value approximates $2.8 million.  This balance is net of a valuation allowance of $649,000 for the year ending December 31, 2009.

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

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful.  The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

Index

Nonperforming loans and impaired loans are defined differently.  A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  A loan is non- performing when it is greater than ninety days past due.  Some loans may be included in both categories, whereas other loans may only be included in one category.  Specific allocations are made for loans that are determined to be impaired.  Company policy requires that all non-homogeneous loans past due greater than ninety days be classified as impaired and non-performing.  However, loans past due less than 90 days may also be classified as impaired when management does not expect to collect all amounts due according to the contractual terms of the loan agreement.  Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses as compared to the loan carrying amount.

Multifamily and commercial real estate loans over $500,000 are individually evaluated for impairment.  Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.

Other Real Estate Owned:  Assets acquired through or instead of loan foreclosure are initially recorded at lower of cost or fair value less costs to sell when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Operating costs after acquisition are expensed.

Deferred Tax Valuation Allowance:  A valuation allowance should be recognized against deferred tax assets if, based on the weight of available evidence, it is more likely than not (i.e. greater than 50% probability) that some portion or all of the deferred tax asset will not be realized.  Future realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carry back and carry forward periods available under the tax law.  The Company evaluates the future realization of the deferred tax asset on a quarterly basis and establishes a valuation allowance predicated on consideration of future performance as well as tax planning strategies available to the Company.  Tax-planning strategies are actions that the Company would take in order to prevent an operating loss or tax credit carry forward from expiring unused.  In order for a tax-planning strategy to be considered, it must be prudent and feasible and result in realization of the deferred tax assets.

Recent Events

Nationwide and locally, the banking industry continued to be under significant stress due to continuing deterioration of the real estate market, asset impairment, and higher unemployment levels resulting in a greater number of delinquencies and deteriorating asset quality, and tightening liquidity.    The impact of these trends is briefly discussed below.

•
Real Estate Trends and Loan Quality: Non-performing loans in our single family and home equity loan mortgage portfolio increased $200,000 to $247,000 as of March 31, 2010, compared to $47,000 as of December 31, 2009.  Our single family and home equity loan mortgage portfolio makes up 80.8% of our total loan portfolio.  Net charge-offs on single family and home equity loans over the last four quarters have remained stable compared to the prior four quarters.  Non-performing loans in our commercial mortgage portfolio increased $44,000 to $6.5 million as of March 31, 2010, compared to $6.4 million as of December 31, 2009.  Net charge-offs on commercial loans over the last four quarters were $2.5 million compared to net charge-offs on commercial loans of $3.2 million over the preceding four quarters.

•
Securities Portfolio:  Our securities portfolio primarily consists of Fannie Mae and Freddie Mac bonds and mortgage backed securities.  At March 31, 2010, total unrealized losses on our securities portfolio were less than one percent of total investment securities.  As of March 31, 2010, management has not identified any available for sale or held to maturity securities that we believe would be classified as other than temporarily impaired.

Index

•
Capital Levels:  As detailed in the Capital Resources section of the Form 10-Q, the Bank's capital levels exceed regulatory capital requirements.  As of March 31, 2010, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. The Bank’s core capital was $22.8 million or 9.3% of assets, exceeding its required capital amount by $12.9 million or 5.3%.

•
Liquidity:  In recent months, certain banking institutions have encountered liquidity issues.  To address industry trends, the Company has shifted the composition of its assets to increase its level of shorter term liquid assets that if needed, could be sold to meet short term liquidity needs.  We refer your attention to the Liquidity section for additional details.

The following discussion compares the financial condition of the Company at March 31, 2010 to its financial condition at December 31, 2009 and the results of operations for the three-month period ended March 31, 2010 and 2009.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets as of March 31, 2010 were $245.9 million, a decrease of $3.4 million or 1.4% from $249.3 million at December 31, 2009.  The decrease in total assets reflects a decrease in certificates of deposit at other financial institutions and a decrease in due from broker, partially offset by an increase in cash and cash equivalents.  Certificates of deposit decreased $1.1 million or 64.7% to $600,000 at March 31, 2010 compared to $1.7 million at December 31, 2009, due to certificates of deposit maturing.  Due from broker decreased $4.7 million to zero as of March 31, 2010 as securities sold during the fourth quarter of 2009 settled in the first quarter of 2010.   Securities and net loans receivable remained relatively stable for the comparable periods.

The Company had non-performing assets of $9.5 million at March 31, 2010 and $9.3 million at December 31, 2009, non-performing loans were $6.7 million at March 31, 2010 and $6.5 million at December 31, 2009.  The allowance for loan losses was $3.1 million at March 31, 2010 and $3.0 million at December 31, 2009.  This represents a ratio of allowance for loan losses to gross loans receivable of 2.4% and 2.3%, respectively at March 31, 2010 and at December 31, 2009.  The allowance for loan losses to non-performing loans was 45.4% as of March 31, 2010 compared to 46.6% as of December 31, 2009.

The increase in non-performing assets primarily reflects an increase in the number of non-performing single-family real estate loans the Company held at March 31, 2010 compared to December 31, 2009.  The Company had eight single-family non-performing loan relationships as of March 31, 2010 compared to four single-family non-performing loan relationships as of December 31, 2009.  The Company had seven non-performing commercial real estate loans as of March 31, 2010 and December 31, 2009 and eight other real estate owned properties (“OREO”) as of March 31, 2010 compared to nine OREO properties at December 31, 2009.

For the three months ending March 31, 2010 and 2009, activity in the allowance for loan losses was as follows:

	2010	2009

Beginning balance at January 1	$3,035	$2,734
Provision for loan losses	40	-
Charge-offs	(22)	(142)
Recoveries	7	-

Ending balance at March 31	$3,060	$2,592

Index

Impaired loans at March 31, 2010 compared to December 31, 2009 were as follows:

	2010	2009
Impaired loans with allocated allowance for
loan losses	$2,900	$2,914
Impaired loans with no allocated allowance
for loan losses	4,632	3,688

Total	$7,532	$6,602

Amount of the allowance for loan losses allocated	$1,313	$1,313

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

At March 31, 2010, the Company has two large impaired loan relationships totaling $2.9 million (after previous charge-offs and specific allocations totaling $4.0 million).  The Company had three loan relationships totaling $3.7 million that are currently performing according to the terms of troubled debt restructure agreements and are included in the impaired loan totals above as of March 31, 2010.  The Company had one loan relationship totaling $2.9 million that was performing according to the terms of its troubled debt restructure agreement included in the impaired loan totals above as of December 31, 2009.  The Company continues to monitor these loans and as conditions change, specific reserves on these loans are adjusted or additional charge-offs are recorded.  Due to the size of these credits as information becomes available, additional provisions may be necessary on these loans.

Total liabilities comprised almost entirely of deposits and borrowings decreased $4.1 million or 1.8% to $221.4 million at March 31, 2010 from $225.4 million at December 31, 2009.  Total deposits increased $1.8 million or 0.9% to $194.9 million at March 31, 2010 from $193.2 million at December 31, 2009.  FHLB borrowings decreased $8.0 million to $17.3 million at March 31, 2010 from $25.3 million at December 31, 2009.  Advance payments by borrowers for taxes and insurance decreased $673,000 or 43.0% to $893,000 from $1.6 at December 31, 2009, primarily as a result from the timing of payments.  The amount due to broker increased $3.0 million to $4.0 million at March 31, 2010 from $1.0 million at December 31, 2009.  The increase is the result of timing differences between trade and settlement dates for securities purchased.

Total stockholders’ equity increased $697,000 to $24.5 million at March 31, 2010 from $23.8 million at December 31, 2009.  The increase reflects net income of $444,000 for the three months ended March 31, 2010 and a $317,000 increase in other comprehensive income, partially offset by dividends paid and common stock repurchased during the three months ended March 31, 2010.  Dividends of $88,000 were paid during the first quarter of 2010 and common stock repurchases totaling $1,000 or 100 shares were made during the three months ended March 31, 2010.

The Company paid a quarterly dividend of $0.11 cents per share on February 26, 2010 to stockholders of record as of February 12, 2010.  In addition, the Company’s Board of Directors announced that it has declared a quarterly dividend of $0.11 cents per share payable on May 21, 2010, to stockholders of record on May 7, 2010.  AJS Bancorp, MHC (the "MHC") waived 100% of the February cash dividend.  As of March 31, 2010, the Company held cash totaling $10.1 million.  At March 31, 2010 the Bank’s tier 1 capital as well as its tangible capital ratio was 9.3%, and its risk-based capital ratio was 21.3%.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009

Net income increased $62,000 to $444,000 for the quarter ended March 31, 2010 compared to the same period in 2009.  The annualized return on average assets increased to 0.72% for the quarter ended March 31, 2010 from 0.63% for the same period in 2009.  The increase in net income primarily resulted from a recovery of a portion of the deferred tax asset valuation allowance recorded during the year ended December 31, 2009 and explained in more detail below, as well as an increase in net interest income, offset by a decrease in non-interest income and an increase in non-interest expense.

Index

Net interest income increased $167,000 or 11.1% to $1.7 million for the quarter ended March 31, 2010 from $1.5 million for the same period in 2009.  Average interest earning assets were $224.5 million and $224.1 million during the comparative 2010 and 2009 quarters while the average yield was 4.56% and 4.85%, respectively.  Average interest-bearing liabilities were $213.9 million and $207.2 million during the comparative 2010 and 2009 quarters while the average rate paid was 1.65% and 2.33%, respectively.

The increase in net interest income was primarily due to lower interest expense for the comparable periods.  Total interest expense decreased $325,000 or 27.0% to $881,000 compared to interest expense of $1.2 million for the same period in 2009.  The decrease in interest expense was partially offset by a decrease in interest income for the comparable periods.  Total interest income decreased $158,000 or 5.8% to $2.6 million for the quarter ended March 31, 2010 compared to $2.7 million for the same period in 2009.

The decrease in interest income was primarily due to decreases in yield in each interest earning category as well as reductions in average balances in loan receivables, interest-earning deposits and other interest earning assets. The average balance for loans for the three months ended March 31, 2010 was $130.4 million with an average yield of 5.13% compared to $131.4 million with an average yield of 5.17% for the same quarter in 2009.  The average balance of securities increased to $87.2 million for the three months ended March 31, 2010 from $82.5 million for the same period last year.  The average yield decreased to 4.02% on securities while for the same quarter last year the average yield was 4.67%.  The average balance of interest-earning deposits for the three months ended March 31, 2010 decreased to $6.9 million with an average yield of 0.58% compared to an average balance of $9.9 million with an average yield of 2.10% for the same quarter in 2009.

The decrease in interest expense was primarily due to decreased cost of deposits as rates paid on deposits continued to fall reflecting historically low short term yields and the resulting impact on market interest rates, as well as, a decrease in the average balance of FHLB advances, offset by increases in the average deposit balances for the comparable periods.  The average deposit balances were $195.4 million for the three months ended March 31, 2010 compared to $175.3 million for the same period last year.  The average cost of deposits at March 31, 2010 was 1.47% as compared to 2.07% at March 31, 2009.  Average FHLB advances balances fell to $18.5 million for the three months ended March 31, 2010 compared to $32.0 million for the same period last year.  The average cost for FHLB advances was 3.55% for the first quarter in 2010 compared to 3.78% for the same period in 2009.  The average cost of interest-bearing liabilities decreased to 1.65% for the three months ended March 31, 2010 from 2.33% for the same period ended 2009.

Our net interest rate spread increased 39 basis points to 2.91% for the quarter ended March 31, 2010 from 2.52% for the same period in 2009, while our net interest margin increased 29 basis points to 2.99% for the quarter ended March 31, 2010 from 2.70% for the same period in March 31, 2009.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 104.93% for the three months ended March 31, 2010 from 108.12% for the same period in 2009.

The Company recorded a $40,000 provision for loan losses for the three months ended March 31, 2010.  There was no provision recorded during the three months ended March 31, 2009.  The provision was necessary to offset charge-offs and to increase the allowance to a level that reflects probable losses incurred in our loan portfolio as of March 31, 2010.  We will continue to monitor the loan portfolio and should market conditions deteriorate further, management may need to make additional provisions for future loan losses. Non-performing assets as a percentage of total assets were 3.86% at March 31, 2010.

Non-interest income decreased $201,000 to $325,000 for the quarter ended March 31, 2010 from $526,000 for the comparable quarter in 2009.  The decrease in non-interest income is primarily the result of a decrease in the gain on security sales and a decrease in service charges on accounts.  Gain on security sales decreased $174,000 or 56.1% to $136,000 for the three months ended March 31, 2010 compared to $310,000 for the same period in 2009.  The gain was recorded on the sale of available for sale government and mortgage-backed securities during the three months ended March 31, 2010.  Service charge income decreased $25,000 or 21.4% to $92,000 for the quarter ended March 31, 2010 compared to $117,000 for the same period in 2009.  The decrease was primarily due to decreased loan fee income, partially offset by an increase in NOW account fees collected for the comparable quarters.

Index

Non-interest expense increased $71,000 or 4.9% to $1.5 million for the quarter ended March 31, 2010 compared to $1.4 million for the quarter ended March 31, 2009.  The increase in non-interest expense is primarily due to an increase in other non-interest expense items, an increase in FDIC insurance premiums and an increase in professional fees, offset by decreases in compensation and employee benefits costs and data processing costs.  Other non-interest expense items increased $76,000 or 49.7% to $229,000 for the three months ended March 31, 2010 compared to $153,000 for the same period in 2009.  The increase was primarily due to increased costs associated with OREO expenses.  FDIC premiums increased $21,000 or 38.9% to $75,000 for the three months ended March 31, 2010 compared to $54,000 for the same period in 2009.  Professional fees increased $13,000 or 18.3% to $84,000 for the three months ended March 31, 2010 compared to $71,000 for the three months ended March 31, 2009.  The increase was related to increased legal fees associated with increased foreclosure activities.  Salaries and employee benefits decreased $47,000 or 6.4% to $693,000 for the three months ended March 31, 2010 compared to $740,000 for the same period in 2009.  The decrease was primarily due to a reduction in full time equivalent employees as employees resigned and were not replaced.  The Company had 55 full time equivalent employees at March 31, 2010 compared to 59 full time equivalent employees at March 31, 2009.  Data processing costs decreased $14,000 or 14.6% to $82,000 for the three months ended March 31, 2010 compared to $96,000 for the three months ended March 31, 2009.  The decrease was the result of the contract renegotiation with our data provider that took place during the first quarter of 2009.

Income tax expense netted to zero for the three months ended March 31, 2010 compared to tax expense of $207,000 for the quarter ended March 31, 2009.  The decrease was the result of the recovery of $161,000 of the Company’s deferred tax asset reserve for the three months ended March 31, 2010.  The Company recorded a $1.5 million valuation allowance against the Company’s deferred tax asset in the fourth quarter of 2009.  The Company’s deferred tax asset consists primarily of timing differences in the tax deductibility of bad debt expense and deferred compensation.  Future realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income of the appropriate character within the carry-back and carry-forward periods available under the tax law.  As of March 31, 2010, the Company recorded $444,000 in pre-tax income and offset $175,000 of federal and state income tax expense with a recovery of a portion of the deferred tax asset reserve recorded in 2009.  As of March 31, 2010 the Company has $1.3 million deferred tax asset reserve.

LIQUIDITY

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities.  The Bank invests excess funds in overnight deposits and other short-term interest-earning assets to provide liquidity to meet these needs.  At March 31, 2010, cash and cash equivalents totaled $10.1 million.  At March 31, 2010, the Bank had commitments to fund loans of $446,000, available lines of credit of $13.1 million, and standby letters of credit of $195,000.  At March 31, 2010, certificates of deposit represented 61.5% of total deposits.  The Bank has historically retained these deposit accounts.  In addition, the Bank has borrowing capacity for an additional $47.9 million from the FHLB without providing additional collateral.  The Bank considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term capital needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations.  The Bank’s actual and required capital amounts and ratios are presented below:

Index

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010
Total risk-based capital to
risk-weighted assets	$24,225	21.31%	$9,094	8.0%	$11,368	10.0%
Tier I (core) capital to risk-
weighted assets	22,784	20.04	4,547	4.0	6,821	6.0
Tier I (core) capital to
adjusted total assets	22,784	9.3	9,840	4.0	12,300	5.0

As of December 31, 2009
Total risk-based capital to
risk-weighted assets	$23,355	19.64%	$9,508	8.0%	$11,886	10.0%
Tier I (core) capital to risk-
weighted assets	21,849	18.38	4,754	4.0	7,132	6.0
Tier I (core) capital to
adjusted total assets	21,849	8.75	9,986	4.0	12,482	5.0

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

We have sought to manage our interest rate risk by more closely matching the maturities of our interest rate sensitive assets and liabilities.  In the current low interest rate environment we have kept the majority of our purchases of investments in fixed rate notes and bonds to maturities within two to three years.  In addition, we may emphasize fixed rate mortgages that mature in fifteen years or less by offering very competitive interest rates on those products while not being as aggressive in pricing those mortgages that mature in greater than fifteen years.  We also offer one-, three- five-, and seven-year adjustable rate mortgage loans, and three- and five-year balloon loans.  However, in a low interest rate environment, borrowers typically prefer fixed-rate loans rather than adjustable-rate mortgages.  We may sell some of our originations of longer-term fixed-rate loans into the secondary market.  We do not solicit high-rate jumbo certificates of deposit or brokered funds.

In past years, many savings associations have measured interest rate sensitivity by computing the "gap" between the assets and liabilities that are expected to mature or reprice within certain time periods based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the Office of Thrift Supervision.  However, the Office of Thrift Supervision now requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities, and off-balance-sheet items (the institution’s net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates.  The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value.  The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value.  The Office of Thrift Supervision model estimates the economic value of each type of asset, liability, and off-balance-sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 50 to 300 basis points in 50 or 100 basis point increments.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 7% to 8% would mean, for example, a 100 basis point increase in the "Change in Interest Rates" column below.  The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

Index

The following table sets forth as of December 31, 2009 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  The Company anticipates that the March 31, 2010 net portfolio value will be similar to the December 31, 2009 table shown below.

Change in				NPV as % of
Interest Rates				Portfolio Value of Assets
in Basis Points	Net Portfolio Value			NPV	Basis Point
(Rate Shock)	Amount	$ Change	% Change	Ratio	Change
	(Dollars in thousands)

300	14,768	(15,960)	(52)%	6.15%	(567)
200	20,362	(10,366)	(34)	8.24	(358)
100	25,933	(4,795)	(16)	10.21	(161)
50	27,269	(3,459)	(11)	10.66	(116)
Static	30,728	-	-	11.82	-
-50	30,751	23	-	11.82	-
-100	33,190	2,462	8	12.59	77

The table above indicates that at December 31, 2009, in the event of a 200 basis point increase in interest rates, we would experience a 34.0% decrease in net portfolio value.  A 100 basis point decrease in interest rates would result in a 8.0% increase in net portfolio value.  All model outputs associated with the -200 or -300 basis point scenarios are not applicable because of the low prevailing interest rate environment.

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

Index

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is set forth under ITEM 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk.

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

PART II                OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

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

Index

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

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Issuer purchases of equity securities during the prior three months:

				Maximum
			Total number	number of
			of shares	shares that may
			purchased	be purchased
	Total	Average	under publicly	under the
	number shares	price paid	announced	repurchase
	purchased	per share	plan	plan

January 1 – January 31	-	$-	316,049	367,000
February 1 – February 29	-	-	316,049	367,000
March 1 – March 31	100	13.50	316,149	367,000

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                 REMOVED AND RESERVED

ITEM 5.                 OTHER INFORMATION

(a)	None
(b)
There have been no changes to the procedures by which security holders may recommend nominees to the Company’s board of directors from that which is set forth in the Company’s annual meeting proxy statement.

ITEM 6.                 EXHIBITS

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

AJS BANCORP, INC.

Date: May 11, 2010	/s/ Thomas R. Butkus
Thomas R. Butkus
Chief Executive Officer and Chairman of the Board

Date: May 11, 2010	/s/ Lyn G. Rupich
Lyn G. Rupich
President and Chief Operating Officer