Form 10-Q
period 2010-06-30
AJS BANCORP INC
filed 2010-08-12
CIK 1144515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)Yes ☐     No T

On July 31, 2010, the issuer had 2,023,182 shares of common stock issued and outstanding, $0.01 per share par value.

AJS BANCORP, INC.

Form 10-Q Quarterly Report

Index

ITEM 1.  FINANCIAL STATEMENTS

AJS Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands of dollars, except share data)

	(unaudited)
	June 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents
Cash and due from banks (interest-earning: 2010 –
$1,735; 2009 – $1,963)	$7,041	$6,484
Federal funds sold	-	-
Total cash and cash equivalents	7,041	6,484

Certificates of deposit	500	1,700
Trading securities	19	25
Securities available-for-sale	103,298	92,167
Securities held-to-maturity (fair value: June 30, 2010 - $371; -
December 31, 2009 - $365)	357	360
Loans, net of allowance of $1,674 at June 30, 2010,
$3,035 at December 31, 2009	124,748	127,456
Other real estate owned	2,676	2,768
Federal Home Loan Bank stock, at cost	2,450	2,450
Premises and equipment	4,112	4,181
Bank-owned life insurance	3,425	3,351
Due from broker	-	4,727
Accrued interest receivable	1,074	973
Other assets	1,741	2,626

Total assets	$251,441	$249,268

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$202,767	$193,175
Federal Home Loan Bank advances	17,300	25,300
Advance payments by borrowers for taxes and insurance	1,424	1,566
Other liabilities and accrued interest payable	4,418	5,381
Total liabilities	225,909	225,422

Stockholders' equity
Preferred stock, $.01 par value, 20,000,000 shares authorized;
none issued	-	-
Common stock, $.01 par value, 50,000,000 shares authorized;
2,444,521 shares issued at June 30, 2010 and at
December 31, 2009	24	24
Additional paid in capital	12,291	12,207
Treasury stock at cost (421,339 shares at June 30, 2010
and 421,239 at December 31, 2009)	(9,825)	(9,824)
Retained earnings	21,827	20,979
Accumulated other comprehensive income	1,215	460
Total stockholders' equity	25,532	23,846

Total liabilities and stockholders' equity	$251,441	$249,268

See notes to consolidated financial statements.

Index

AJS Bancorp, Inc.
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
	2010	2009	2010	2009
Interest and dividend income
Loans	$1,605	$1,764	$3,279	$3,464
Securities	896	822	1,771	1,785
Interest-earning deposits and other	7	44	17	97
Total interest income	2,508	2,630	5,067	5,346

Interest expense
Deposits	668	828	1,385	1,732
Federal Home Loan Bank
advances and other	151	264	315	566
Total interest expense	819	1,092	1,700	2,298

Net interest income	1,689	1,538	3,367	3,048
Provision for loan losses	61	-	101	-

Net interest income after provision for
loan losses	1,628	1,538	3,266	3,048

Noninterest income
Service fees	101	106	193	223
Rental income	26	24	50	48
Earnings on bank-owned life insurance	37	37	74	74
Gain (loss) on security sales	327	(1)	462	309
Other	42	54	78	92
Total noninterest income	533	220	857	746

Noninterest expense
Compensation and employee benefits	727	722	1,420	1,462
Occupancy expense	233	192	457	398
Data processing expense	85	80	167	176
Advertising and promotion	72	55	122	102
Professional fees	68	83	151	154
Postage and supplies	43	35	85	72
Bank security	33	33	70	74
Federal deposit insurance	79	175	154	229
Other	241	141	473	296
Total noninterest expense	1,581	1,516	3,099	2,963

Income before income taxes	580	242	1,024	831

Income taxes	-	61	-	268

Net income	$580	$181	$1,024	$563

Earnings per share
Basic	$0.29	$0.09	$0.51	$0.28
Diluted	0.29	0.09	0.51	0.28
Weighted average shares - Diluted	2,023,182	2,023,809	2,023,229	2,024,628

Comprehensive income (loss)	$1,018	$(182)	$1,779	$133

See notes to consolidated financial statements.

Index

AJS Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)
	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net income	$1,024	$563
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	158	145
Provision for loan losses	101	-
Valuation allowance on other real estate owned	25	-
Deferred income taxes	353	(495)
Net amortization of securities	28	41
Earnings on bank owned life insurance	(74)	(74)
Gain on the sale of available securities for sale	(462)	(309)
Changes in:
Fair value of trading securities	6	(4)
Accrued interest receivable and other assets	4,679	953
Accrued interest payable and other liabilities	(880)	419
Net cash from operating activities	4,958	1,239

Cash flows from investing activities
Securities available-for-sale
Purchases	(49,443)	(21,201)
Sales	11,898	9,056
Maturities and principal payments	28,083	28,658
Securities held-to-maturity
Maturities and principal payments	3	3
Net change in certificates of deposit	1,200	2,399
Net change in loans	2,600	(6,680)
Proceeds from the sale of OREO	74	-
Purchase of equipment	(89)	(118)
Net cash from investing activities	(5,674)	12,117

Cash from financing activities
Net change in deposits	9,592	(5,479)
Net change in advance payments by borrowers for
taxes and insurance	(142)	4
Net change in Federal Home Loan Bank advances	(8,000)	(3,625)
Dividends paid	(176)	(176)
Purchase of treasury stock	(1)	(26)
Net cash from financing activities	1,273	(9,302)

Net change in cash and cash equivalents	557	4,054

Cash and cash equivalents at beginning of period	6,484	7,393

Cash and cash equivalents at end of period	$7,041	$11,447

(Continued)

Index

AJS Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)
	Six Months Ended
	June 30,
	2010	2009

Supplemental disclosures of cash flow information
Loans and related escrow balances transferred to
other real estate owned	$-	$2,957

Supplemental non-cash disclosures
Due to broker	$-	$4,991

See notes to consolidated financial statements.

Index

AJS Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Six months ended June 30, 2010 and 2009
(in thousands of dollars)
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2008	$24	$11,728	$(9,795)	$23,764	$1,376	$27,097
Purchase of 2,126 shares of treasury stock	-	-	(26)	-	-	(26)
ESOP put option	-	414	-	-	-	414
Cash dividend ($0.22 per share)	-	-	-	(176)	-	(176)
Comprehensive income:
Net income	-	-	-	563	-	563
Change in unrealized loss on securities
available for sale, net of taxes	-	-	-	-	(430)	(430)
Total comprehensive income						133

Balance at June 30, 2009	$24	$12,142	$(9,821)	$24,151	$946	$27,442

(Continued)

Index

AJS Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Six months ended June 30, 2010 and 2009
(in thousands of dollars)
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2009	$24	$12,207	$(9,824)	$20,979	$460	$23,846
Purchase of 100 shares of treasury stock	-	-	(1)	-	-	(1)
ESOP put option	-	84	-	-	-	84
Cash dividend ($0.22 per share)	-	-	-	(176)	-	(176)
Comprehensive income:
Net income	-	-	-	1,024	-	1,024
Change in unrealized gain on securities
available for sale, net of taxes	-	-	-	-	755	755
Total comprehensive income	-	-	-	-	-	1,779

Balance at June 30, 2010	$24	$12,291	$(9,825)	$21,827	$1,215	$25,532

See notes to consolidated financial statements.

Index

AJS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Note 1 – Basis of Presentation

Principles of Consolidation:  The accompanying consolidated interim financial statements include the accounts of AJS Bancorp, Inc. ("Company") and its wholly owned subsidiary, A. J. Smith Federal Savings Bank ("Bank").  All significant intercompany balances and transactions have been eliminated.

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain disclosures required by U.S. generally accepted accounting principles are not included herein.  These interim statements should be read in conjunction with the Company's Annual Report on Form 10-K.  The December 31, 2009 balance sheet presented herein has been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K, but does not include all of the disclosures required by U. S. generally accepted accounting principles.

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

Note 2 – Earnings Per Share

Basic earnings per share for the three and six months ended June 30, 2010 and 2009 were computed by dividing net income by the weighted average number of shares outstanding.  Diluted earnings per share for the three and six months ended June 30, 2010 and 2009 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards.  Computations for basic and diluted earnings per share are provided below.

	For the		For the
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Basic
Net income	$580	$181	$1,024	$563
Weighted average common shares
outstanding	2,023	2,024	2,023	2,025

Basic earnings per common share	$0.29	$0.09	$0.51	$0.28

Index

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Diluted
Net income	$580	$181	$1,024	$563
Weighted average common shares
outstanding	2,023	2,024	2,023	2,025
Dilutive effect of stock awards	-	-	-	-
Dilutive effect of stock options	-	-	-	-

Diluted average common shares	2,023	2,024	2,023	2,025

Diluted earnings per common share	$0.29	$0.09	$0.51	$0.28

There were 90,485 options that were anti-dilutive for the three and six months ended June 30, 2010 and 2009.

Note 3 – Newly Issued But Not Yet Effective Accounting Standards

In July 2010, the FASB issued an additional disclosure requirement regarding credit quality and the allowance for credit losses.  The new disclosures will require significantly more information about credit quality in a financial institution’s portfolio.  Although this statement addresses only disclosures and does not seek to change recognition or measurement, the disclosure represents a meaningful change in practice.  The new disclosure requirement affects loans, trade accounts receivable, notes receivable, credit cards, leveraged leases, direct financing leases, and sales-type leases.  It requires two levels of disaggregation for disclosure: portfolio segment and class of financing receivable, such as commercial, consumer or residential loans.  It will be effective for interim and annual reporting periods ending after December 15, 2010.

Note 4 – Securities

At June 30, 2010 and December 31, 2009, the Company had equity trading securities carried at a fair value of $19 and $25, respectively.

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
June 30, 2010
U.S. government-sponsored entities	$81,743	$963	$-	$82,706
Residential agency mortgage-backed	19,569	1,023	-	20,592

Total	$101,312	$1,986	$-	$103,298

December 31, 2009
U.S. treasuries	$1,968	$-	$(43)	$1,925
U.S. government-sponsored entities	55,379	50	(855)	54,574
Residential agency mortgage-backed	34,069	1,599	-	35,668

Total	$91,416	$1,649	$(898)	$92,167

The amortized cost, unrecognized gains and losses, and fair values of securities held to maturity were as follows:

Index

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
June 30, 2010
Residential agency
mortgage-backed	$37	$2	$-	$39
State and municipal	320	12	-	332

Total	$357	$14	$-	$371

December 31, 2009
Residential mortgage-backed	$40	$2	$-	$42
State and municipal	320	3	-	323

Total	$360	$5	$-	$365

Contractual maturities of securities at June 30, 2010 were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$1,000	$1,010	$-	$-
Due after one year through five years	7,499	7,538	-	-
Due after five year through ten years	41,068	41,436	205	214
Due after ten years	32,176	32,722	115	118
Mortgage-backed securities	19,569	20,592	37	39

	$101,312	$103,298	$357	$371

Securities with a carrying value of approximately $11,734 and $15,473 at June 30, 2010 and December 31, 2009 were pledged to secure public deposits and for other purposes as required or permitted by law.

Sales of available for sale securities for the six months ended June 30 were as follows:

	2010	2009

Proceeds from sale of securities available for sale	$11,898	$9,056

Gross gains from sale of securities available for sale	462	309

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

There were no securities with unrealized losses at June 30, 2010.  Securities with unrealized losses at December 31, 2009, not recognized in income, by length of time that individual securities have been in a continuous unrealized loss position, are as follows.  Securities are available for sale unless otherwise noted.

Index

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2009	(in thousands)
U.S. government-
sponsored entities	$42,993	$(855)	$-	$-	$42,993	$(855)
U.S. treasuries	1,925	(43)	-	-	1,925	(43)

Total temporarily
Impaired	$44,918	$(898)	$-	$-	$44,918	$(898)

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

At June 30, 2010 and December 31, 2009, the Company had no liabilities measured at fair value.  Assets measured at fair value on a recurring basis are summarized below:

Index

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2010:
Trading securities	$19	$19	$-	$-
Securities available-for-sale:
U.S. government-sponsored entities	82,706	-	82,706	-
Residential agency mortgage-backed	20,592	-	20,592	-

December 31, 2009:
Trading securities	$25	$25	$-	$-
Securities available-for-sale:
U.S. Treasuries	1,925	-	1,925	-
U.S. government-sponsored entities	54,574	-	54,574	-
Residential agency mortgage-backed	35,668	-	35,668	-

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2010:
Impaired loans	$524	$-	$-	$524
Other real estate owned	2,676	-	-	2,676

December 31, 2009:
Impaired loans	$1,601	$-	$-	$1,601
Other real estate owned	2,768	-	-	2,768

The Company had four loans measured at fair value on a non-recurring basis at June 30, 2010 and one impaired loan measured at fair value on a non-recurring basis at December 31, 2009.  The impaired loans measured for impairment using the fair value of the collateral dependent loans had a carrying amount of $718,000 with a specific reserve allocation of $194,000 at June 30, 2010.  At December 31, 2009 the impaired loan had a carrying amount of $2.9 million, with a specific reserve allocation of $1.3 million.  There was $194,000 in additional provisions recognized on impaired loans measured at fair value on a non-recurring basis during the six months ended June 30, 2010 and no additional provision for 2009.

At June 30, 2010, other real estate owned (OREO) carried at fair value approximates $2.7 million, net of a valuation allowance of $675,000.  There was $25,000 in additional valuation allowances on OREO recognized through income during the three and six months ended June 30, 2010.  At December 31, 2009, other real estate owned carried at fair value approximates $2.8 million with a valuation allowance of $649,000.  There was no valuation allowance as of June 30, 2009.

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

Critical Accounting policies

For further information with respect to significant accounting policies followed by the Company in the preparation of its consolidated financial statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Events

Nationwide and locally, the banking industry continues to be under significant stress due to continuing deterioration of the real estate market, asset impairment, and higher unemployment levels resulting in a greater number of delinquencies and deteriorating asset quality, and tightening liquidity.    The impact of these trends is briefly discussed below.

•
Real Estate Trends and Loan Quality: Non-performing loans in our single family and home equity loan mortgage portfolio increased $77,000 to $124,000 as of June 30, 2010, compared to $47,000 as of December 31, 2009.  Our single family and home equity loan mortgage portfolio makes up 80.2% of our total loan portfolio.  Net charge-offs on single family and home equity loans over the last four quarters have increased $43,000 compared to the prior four quarters.  Non-performing loans in our commercial mortgage portfolio decreased $387,000 to $6.1 million as of June 30, 2010, compared to $6.4 million as of December 31, 2009.  Net charge-offs on commercial loans over the last four quarters were $3.7 million compared to net charge-offs on commercial loans of $3.4 million over the preceding four quarters.

•
Securities Portfolio:  Our securities portfolio primarily consists of Fannie Mae and Freddie Mac bonds and mortgage backed securities.  At June 30, 2010, there were no unrealized losses within our securities portfolio.

•
Capital Levels:  As detailed in the Capital Resources section of the Form 10-Q, the Bank's capital levels exceed regulatory capital requirements.  As of June 30, 2010, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. The Company’s core capital was $23.4 million or 9.3%, exceeding its required capital amount by $13.4 million or 5.3%.

Index

•
Liquidity:  During the credit crisis, certain banking institutions have encountered liquidity issues.  To address industry trends, the Company has shifted the composition of its assets to increase its level of shorter term liquid assets that if needed, could be sold to meet short term liquidity needs.  We refer your attention to the Liquidity section for additional details.

•
Enactment of Dodd-Frank Legislation:  Subsequent to quarter end, congress has recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision.  The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like the Company, in addition to bank holding companies which it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like the Company.  These capital requirements are substantially similar to the capital requirements currently applicable to the Bank, as described in the December 31, 2009 10-K under “Regulation—Capital Requirements” and referenced below under “Capital Resources.”  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless.

Index

Many of these provisions are subject to rule making procedures and studies that will be conducted in the future and the full effects of the legislation on the Company cannot yet be determined.  However, these provisions, or any other aspects of current proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose the Company to additional costs, including increased compliance costs.  These changes also may require the Company to invest significant management attention and resources to make any necessary changes to our operations in order to comply, and could therefore also materially adversely affect our business, financial condition, and results of operations.

The following discussion compares the financial condition of the Company at June 30, 2010 to its financial condition at December 31, 2009 and the results of operations for the three- and six-month periods ended June 30, 2010 to the same periods in 2009.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at June 30, 2010 were $251.4 million, an increase of $2.1 million or 0.8% from $249.3 million at December 31, 2009.  The increase in total assets primarily reflects an increase in securities, partially offset by decreases in, certificates of deposit at other financial institutions, loans and due from broker.  Securities increased $11.1 million or 12.0% to $103.7 million at June 30, 2010 from $92.6 million at December 31, 2009 primarily due to purchases of government-sponsored agency notes and bonds with call features partially offset by security sales, calls, principal repayments, and maturities within the portfolio.  Certificates of deposit decreased $1.2 million or 70.6% to $500,000 at June 30, 2010 compared to $1.7 million at December 31, 2009, due to certificates maturing.  Net loans receivable decreased $2.8 million or 2.1% to $124.7 million at June 30, 2010 from $127.5 million at December 31, 2009.  The decrease in loans was due to loan repayments exceeding demand in all segments of the loan portfolio.  Due from broker decreased $4.7 million to zero as of June 30, 2010 as securities sold during the fourth quarter of 2009 settled in the first quarter of 2010.  Other real estate owned decreased $92,000 or 3.3% to $2.7 million at June 20, 2010 compared to $2.8 million at December 31, 2009.The decrease was due to the sale of one OREO property as well as further reductions in the fair value of the assets.

The Company had non-performing assets of $8.9 million at June 30, 2010 and $9.3 million at December 31, 2009, non-performing loans were $6.2 million at June 30, 2010 and $6.5 million at December 31, 2009.  The allowance for loan losses was $1.7 million at June 30, 2010 and $3.0 million at December 31, 2009.  This represents a ratio of allowance for loan losses to gross loans receivable of 1.3% and 2.3%, respectively at June 30, 2010 and at December 31, 2009.  The allowance for loan losses to non-performing loans was 27.1% as of June 30, 2010 compared to 46.6% as of December 31, 2009.  The decrease in the allowance for loan losses was primarily due to a $1.1 million specific reserve allocation that was charged off as a result of a commercial loan troubled debt restructure.

Index

The decrease in non-performing assets primarily reflects the $1.1 million reduction of principal on a commercial loan negotiated in conjunction with a troubled debt restructure.  The following table sets forth the number and dollar amount of non-performing assets for the periods presented.

	June 30, 2010		December 31, 2009
	Number	Amount	Number	Amount
	(in thousands)		(in thousands)

Single-family	8	$124	4	$47
Commercial	10	6,056	10	6,443
OREO	8	2,676	9	2,768

Total non-performing assets	26	$8,856	23	$9,258

For the three and six months ending June 30, 2010 and 2009, activity in the allowance for loan losses was as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Beginning balance	$3,060	$2,592	$3,035	$2,734
Provision for loan losses	61	-	101	-
Charge-offs	(1,447)	(229)	(1,469)	(371)
Recoveries	-	10	7	10

Ending balance at June 30	$1,674	$2,373	$1,674	$2,373

Impaired loans at June 30, 2010 compared to December 31, 2009 were as follows:

	2010	2009
Impaired loans with allocated allowance for
loan losses	$718	$2,914
Impaired loans with no allocated allowance
for loan losses	6,270	3,688

Total	$6,988	$6,602

Amount of the allowance for loan losses allocated	$194	$1,313

The Company monitors the performance of our loan portfolio and gives significant attention to the review and analysis of impaired credits. Reserves on impaired loans are adjusted as new information becomes available.  Information such as the receipt of an updated appraisal, updated financial statements, results of physical inspections and results of litigation are examples of events that would require the Company to reassess the ultimate collectibility of impaired loans.

At June 30, 2010, the Company has three large (in excess of $500,000) impaired loan relationships, of which one is a troubled debt restructure, totaling $4.7 million (after previous charge-offs and specific allocations totaling $5.1 million).  In addition, the Company had two loan relationships totaling $718,000 that are currently performing according to the terms of troubled debt restructure agreements and are included in the impaired loan totals above as of June 30, 2010.  The Company had one loan relationship totaling $2.9 million that was performing according to the terms of its troubled debt restructure agreement included in the impaired loan totals above as of December 31, 2009.  The Company continues to monitor these loans and as conditions change, specific reserves on these loans are adjusted or additional charge-offs are recorded.  Due to the size of these credits as information becomes available, additional provisions may be necessary on these loans.

Index

Total liabilities comprised almost entirely of deposits and borrowings increased $487,000 or 0.2% to $225.9 million at June 30, 2010 from $225.4 million at December 31, 2009.  Total deposits increased $9.6 million or 5.0% to $202.8 million at June 30, 2010 from $193.2 million at December 31, 2009.  FHLB borrowings decreased $8.0 million to $17.3 million at June 30, 2010 from $25.3 million at December 31, 2009.  Advance payments by borrowers for taxes and insurance decreased $142,000 or 9.1% to $1.4 million from $1.6 at December 31, 2009.  Other liabilities decreased primarily as a result of the repayment to broker for securities purchased totaling $1.0 million.  The decrease is the result of timing differences between trade and settlement dates for securities purchased.

Total stockholders’ equity increased $1.7 million to $25.5 million at June 30, 2010 from $23.8 million at December 31, 2009.  The increase reflects net income of $1.0 million for the six months ended June 30, 2010 and a $755,000 increase in other comprehensive income, partially offset by dividends paid of $176,000.

The Company paid a quarterly dividend of $0.11 cents per share on May 21, 2010 to stockholders of record as of May 7, 2010.  In addition, the Company’s Board of Directors announced that it has declared a quarterly dividend of $0.11 cents per share payable on August 20, 2010, to stockholders of record on August 6, 2010.  AJS Bancorp, MHC (the "MHC") waived 100% of the May cash dividend.  As of June 30, 2010, the Company held cash totaling $7.0 million.  At June 30, 2010 the Bank’s tier 1 capital as well as its tangible capital ratio was 9.3%, and its risk-based capital ratio was 21.9%.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009

Net income increased $399,000 to $580,000 for the quarter ended June 30, 2010 compared to the same period in 2009.  The annualized return on average assets increased to 0.93% for the quarter ended June 30, 2010 from 0.30% for the same period in 2009.  The increase in net income primarily resulted from an increase in non-interest income, specifically a gain on available for sale securities, an increase in net interest income and recovery of a portion of the deferred tax asset valuation allowance.  The deferred tax asset valuation allowance was recorded during the year ended December 31, 2009 and is explained in more detail below.

Net interest income increased $151,000 or 9.8% to $1.7 million for the quarter ended June 30, 2010 from $1.5 million for the same period in 2009.  Average interest earning assets were $232.2 million and $223.8 million during the comparative 2010 and 2009 quarters while the average yield was 4.32% and 4.70%, respectively.  Average interest-bearing liabilities were $221.0 million and $204.5 million during the comparative 2010 and 2009 quarters while the average rate paid was 1.48% and 2.14%, respectively.

The increase in net interest income was primarily due to lower interest expense for the comparable periods.  Total interest expense decreased $273,000 or 25.0% to $819,000 compared to interest expense of $1.1 million for the same period in 2009.  The decrease in interest expense was partially offset by a decrease in interest income for the comparable periods.  Total interest income decreased $122,000 or 4.6% to $2.5 million for the quarter ended June 30, 2010 compared to $2.6 million for the same period in 2009.

Index

The decrease in interest income was primarily due to decreases in yield in each interest earning category as well as reductions in average balances in loan receivables and interest-earning deposits.  The average balance for loans for the three months ended June 30, 2010 was $127.7 million with an average yield of 5.03% compared to $135.4 million with an average yield of 5.21% for the same quarter in 2009.  The average balance of securities increased to $96.0 million for the three months ended June 30, 2010 from $75.5 million for the same period last year.  The average yield decreased to 3.74% on securities while for the same quarter last year the average yield was 4.36%.  The average balance of interest-earning deposits for the three months ended June 30, 2010 decreased to $8.5 million with an average yield of 0.33% compared to an average balance of $12.8 million with an average yield of 1.38% for the same quarter in 2009.

The decrease in interest expense was primarily due to decreased cost of deposits, as well as a decrease in the average balance of FHLB advances, offset by increases in the average deposit balances for the comparable periods.  The average deposit balances were $203.7 million for the three months ended June 30, 2010 compared to $176.0 million for the same period last year.  The average cost of deposits for the three months ended June 30, 2010 was 1.31% as compared to 1.88% for the same quarter in 2009.  Average FHLB advances balances fell to $17.3 million for the three months ended June 30, 2010 compared to $28.6 million for the same period last year.  The average cost for FHLB advances was 3.49% for the second quarter in 2010 compared to 3.70% for the same period in 2009.  The average cost of interest-bearing liabilities decreased to 1.48% for the three months ended June 30, 2010 from 2.14% for the same period ended 2009.

Our net interest rate spread increased 27 basis points to 2.84% for the quarter ended June 30, 2010 from 2.57% for the same period in 2009, while our net interest margin increased 16 basis points to 2.91% for the quarter ended June 30, 2010 from 2.75% for the same period ended June 30, 2009.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 105.07% for the three months ended June 30, 2010 from 109.41% for the same period in 2009.

The Company recorded a $61,000 provision for loan losses for the three months ended June 30, 2010 and no provision for the three months ended June 30, 2009.    The Company’s allowance for loan losses decreased $1.4 million or 46.7% to $1.7 million at June 30, 2010 from $3.0 million at March 31, 2010.  The decrease was primarily due to $1.5 million in charge-offs that occurred during the three months ended June 30, 2010.  As discussed in the non-performing paragraph above, the charge-offs included a $1.1 million reduction to the specific allocation.  The Company restructured a commercial mortgage loan reducing principal to allow the property’s cash flows to cover its debt service expense.  We will continue to monitor the loan portfolio and should market conditions deteriorate further, management may need to make additional provisions for loan losses in the future.  The allowance for loan loss was 1.33% of total loans and 2.33% of total loans at June 30, 2010 and December 31, 2009, respectively.  Non-performing assets as a percentage of total assets were 3.52% and 3.72% at June 30, 2010 and December 31, 2009, respectively.

Non-interest income increased $313,000, or 142.3% to $533,000 for the quarter ended June 30, 2010 from $220,000 for the comparable quarter in 2009.  The increase in non-interest income is primarily the result of gains on the sale of securities that were recorded during the quarter ended June 30, 2010, offset by a $12,000 reduction in other non-interest income.  The gain was recorded on the sale of available for sale residential agency mortgage-backed securities during the three months ended June 30, 2010.

Non-interest expense increased $65,000 or 4.3% to $1.6 million for the quarter ended June 30, 2010 compared to $1.5 million for the quarter ended June 30, 2009.  The increase in non-interest expense is primarily due to increases in occupancy expense, advertising and promotion costs, postage and supplies expense and other non-interest expense items, partially offset by decreases in federal deposit insurance premiums and professional fees.  Salaries and employee benefits remained relatively stable for the comparable three month periods.  Occupancy costs increased $41,000 or 21.4% to $233,000 for the three months ended June 30, 2010 compared to $192,000 for the same period in 2009.  The increase reflects the lower occupancy costs in 2009 due to the Company’s successful appeal of a real estate tax assessment and the resulting refund of real estate taxes received during the quarter ended June 30, 2009.  Advertising and promotion costs increased $17,000 or 30.9% to $72,000 for the quarter ended June 30, 2010 compared to $55,000 for the same period in 2009.  The increase was due to promotional activities designed to retain some of the bank’s best customers held during the quarter ended June 30, 2010.  Postage and supplies increased $8,000 or 22.9% to $43,000 for the six months ended June 30, 2010 compared to $35,000 for the same period in 2009.  The increase was primarily due to office supplies used in the production of promotional printed materials.  Other non-interest expense items increased $100,000 or 70.9% to $241,000 for the quarter ended June 30, 2010 compared to $141,000 for the same period last year.  The increase in non-interest expense for the comparable quarters was primarily due to real estate taxes, association assessments, insurance premiums and fair value adjustments incurred in conjunction with OREO assets that have been held by the Company during the three months ended June 30, 2010.

Index

Federal deposit insurance premiums decreased $96,000 or 54.9% to $79,000 for the quarter ended June 30, 2010 compared to $175,000 for the same period in 2009.  The decrease was primarily due to a special assessment imposed upon every insured institution at June 30, 2009 to replenish the FDIC fund.  Professional fees decreased $15,000 or 18.1% to $68,000 for the three months ended June 30, 2010 compared to $83,000 for the same period in 2009.  The decrease was primarily related to lower costs associated with compliance with Sarbanes-Oxley (“S-Ox”) section 404 incurred during the three months ended June 30, 2010 compared to the same period last year.  Professional fees increased during the three months ended June 30, 2009 in conjunction with auditor oversight portion of the S-Ox 404 provision that was in effect for smaller reporting companies at June 30, 2009.  The auditor oversight portion of S-Ox was later suspended for smaller reporting companies in October of 2009 and then permanently suspended for smaller reporting companies as a part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Income tax expense netted to zero for the three months ended June 30, 2010 compared to tax expense of $61,000 for the quarter ended June 30, 2009.  The decrease was the result of the recovery of $203,000 of the Company’s deferred tax asset reserve for the three months ended June 30, 2010.  The Company recorded a $1.5 million valuation allowance against the Company’s deferred tax asset in the fourth quarter of 2009.  The Company’s deferred tax asset consists primarily of timing differences in the tax deductibility of bad debt expense and deferred compensation.  Future realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income of the appropriate character within the carry-back and carry-forward periods available under the tax law.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009

Net income increased by $461,000 or 81.9% to $1.0 for the six months ended June 30, 2010, compared to net income of $563,000 for the same period in 2009.  The Company’s return on average assets increased to 0.82% for the six months ended June 30, 2010 from 0.47% for the comparable period in 2009.  The increase in net income resulted from increases in net interest income, non-interest income, and a recovery of a portion of the deferred tax asset valuation allowance discussed in more detail above, offset by an increase in non-interest expense and provision for loan losses.

Net interest income increased by $319,000 or 10.5% to $3.4 million for the six months ended June 30, 2010 from $3.0 million for the same period in 2009.  The increase in net interest income primarily reflects lower interest expense for the comparable periods as interest rates on interest-bearing liabilities fell at a faster pace than the yields fell on interest-earning assets.   Average interest earning assets were $228.3 million and $223.9 million during the comparative 2010 and 2009 periods while the average yield was 4.44% and 4.77%, respectively.  Average interest-bearing liabilities increased to $217.4 million for the six months ended June 30, 2010 compared to $205.9 million for the comparable 2009 period, while the average cost of interest-bearing liabilities decreased to 1.56% from 2.23% for the comparable periods. Our net interest rate spread increased 33 basis points to 2.87% from 2.54% while our net interest margin increased 23 basis points to 2.95% from 2.72%.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 105.00% for the six months ended June 30, 2010 from 108.76% for the same period in 2009.

Index

There was a $101,000 provision for loan losses for the six months ended June 30, 2010 and no provision for loan losses for the six months ended June 30, 2009.   Any loan loss provisions are made to maintain an allowance that is reflective of management’s estimate of losses incurred in our loan portfolio.  We will continue to monitor the loan portfolio and should market conditions deteriorate further, management may need to make additional provisions for loan losses in the future.  Although the Company believes that the allowance for loan losses is adequate to absorb probable incurred losses on existing loans that may become uncollectible, given the conditions of the real estate markets and economy in general there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses and may require the Company to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations. These additional provisions may be material.  See the “Financial Condition” section for more information.

Non-interest income increased $111,000 or 14.9% to $857,000 for the six months ended June 30, 2010 from $746,000 for the comparable period in 2009.  The increase in non-interest income is primarily the result of an increase in the gain on securities sales, offset by decreases in service charges on accounts and other non-interest income items.  Gain on securities sales increased $153,000 or 49.5% for the comparable six month periods due to the sale of available for sale mortgage-backed securities during the six months ended June 30, 2010.  The Company recorded $462,000  in gains on the sale of securities during the six months ended June 30, 2010 compared to $309,000 in gains recorded during the six months ended June 30, 2009.  Service charges on accounts decreased $30,000 or 13.5% to $193,000 for the six months ended June 30, 2010 compared to $223,000 for the same period in 2009.  The decrease was primarily due to lower loan closing fees as the volume of loan originations declined in 2010 compared to 2009.  Other non-interest income decreased $14,000 or 15.2% to $78,000 for the six months ended June 30, 2010 compared to $92,000 for the six months ended June 30, 2009.  The decrease in other non-interest income was primarily due to a decrease in insurance commissions for the comparable periods reflecting a decrease in the sale of fixed and variable rate annuities for the comparable periods as investors avoided most non-insured financial market instruments.

Non-interest expense increased $136,000 or 4.6% to $3.1 million for the six-month period ended June 30, 2010 from $3.0 million for the comparable period in 2009.  The increase in non-interest expense is primarily due to increases in other non-interest expense items, occupancy costs, advertising and promotion expenses, and postage and supplies costs, partially offset by a decrease in federal deposit insurance premiums.  Salaries and employee benefits remained relatively stable for the comparable periods.  Other non-interest expense items increased $177,000 or 59.8% to $473,000 for the six months ended June 30, 2010 compared to $296,000 for the six months ended June 30, 2009.  The increase in non-interest expense for the comparable quarters was primarily due to real estate taxes, association assessments, insurance premiums and fair value adjustments incurred in conjunction with OREO assets that have been held by the Company during the six months ended June 30, 2010.  The Company held $2.7 million in OREO throughout majority of the six months ended June 30, 2010, compared to OREO of $3.0 million held for less than one month during the six month period ended June 30, 2009.  Occupancy costs increased $59,000 or 14.8% to $457,000 for the six months ended June 30, 2010 compared to $398,000 for the same period in 2009.  The increase primarily reflects lower occupancy costs in 2009 reflecting the Company’s successful appeal of a real estate tax assessment and the resulting refund of real estate taxes received during the six months ended June 30, 2009.  Advertising and promotion costs increased $20,000 or 19.6% to $122,000 for the quarter ended June 30, 2010 compared to $102,000 for the same period in 2009.  The increase was due to promotional activities designed to retain some of the bank’s best customers held during the six months ended June 30, 2010.  Postage and supplies increased $13,000 or 18.1% to $85,000 for the six months ended June 30, 2010 compared to $72,000 for the same period in 2009.  The increase was primarily due to office supplies used in the production of promotional printed materials.  Federal deposit insurance premiums decreased $75,000 or 32.8% to $154,000 for the six months ended June 30, 2010 compared to $229,000 for the same period in 2010.  The decrease was primarily due to a special assessment imposed upon every insured financial institution at June 30, 2009 to replenish the FDIC fund.

Index

Income tax expense netted to zero for the six months ended June 30, 2010 compared to tax expense of $268,000 for the six months ended June 30, 2009.  The decrease was the result of the recovery of $378,000 of the Company’s deferred tax asset reserve for the six months ended June 30, 2010.  Please reference the quarterly income tax expense information above regarding the Company’s $1.5 million valuation allowance which was recorded against the Company’s deferred tax asset in the fourth quarter of 2009.  As of June 30, 2010, the Company recorded $1.0 million in pre-tax income and offset $378,000 of federal and state income tax expense with a recovery of a portion of the deferred tax asset reserve recorded in 2009 which resulted in no tax expense for the period.  As of June 30, 2010 the Company has $1.2 million deferred tax asset reserve.

LIQUIDITY

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities.  The Bank invests excess funds in overnight deposits and other short-term interest-earning assets to provide liquidity to meet these needs.  At June 30, 2010, cash and cash equivalents totaled $7.0 million.  At June 30, 2010, the Bank had commitments to fund loans of $1.7 million, available lines of credit of $12.9 million, and standby letters of credit of $205,000.  At June 30, 2010, certificates of deposit represented 56.8% of total deposits.  The Bank has historically retained these deposit accounts.  In addition, the Bank has borrowing capacity for an additional $48.0 million from the FHLB without having to provide additional collateral.  The Bank considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term capital needs.

Index

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations.  The following table summarizes the Bank's regulatory capital requirements versus actual capital for the periods presented:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010
Total risk-based capital to
risk-weighted assets	$24,822	21.91%	$9,061	8.0%	$11,326	10.0%
Tier I (core) capital to risk-
weighted assets	23,404	20.66	4,531	4.0	6,796	6.0
Tier I (core) capital to
adjusted total assets	23,404	9.34	10,022	4.0	12,528	5.0

As of December 31, 2009
Total risk-based capital to
risk-weighted assets	$23,355	19.64%	$9,508	8.0%	$11,886	10.0%
Tier I (core) capital to risk-
weighted assets	21,849	18.38	4,754	4.0	7,132	6.0
Tier I (core) capital to
adjusted total assets	21,849	8.75	9,986	4.0	12,482	5.0

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

Index

The following table sets forth as of March 31, 2010 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  The Company anticipates that the June 30, 2010 Net Portfolio Value will be similar to the March 31, 2010 table shown below.

Change in				NPV as % of
Interest Rates				Portfolio Value of Assets
in Basis Points	Net Portfolio Value			NPV	Basis Point
(Rate Shock)	Amount	$ Change	% Change	Ratio	Change
	(Dollars in thousands)

300	$15,860	$(15,801)	(50)%	6.70%	(562)
200	21,493	(10,168)	(32)	8.82	(350)
100	27,095	(4,566)	(14)	10.80	(152)
50	28,852	(2,809)	(9)	11.39	(93)
Static	31,661	-	-	12.32	-
-50	32,328	667	2	12.51	19
-100	33,560	1,899	(6)	12.90	58

The table above indicates that at March 31, 2010, in the event of a 200 basis point increase in interest rates, we would experience a 32.0% decrease in net portfolio value.  A 100 basis point decrease in interest rates would result in a 6.0% decrease in net portfolio value.  All model outputs associated with the -200 or -300 basis point scenarios are not utilized because of the low prevailing interest rate environment.

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

Index

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

Issuer purchases of equity securities during the prior three months:

				Maximum
			Total Number	Number of
			of Shares	Shares That May
			Purchased	Be Purchased
	Total	Average	Under Publicly	Under the
	Number Shares	Price Paid	Announced	Repurchase
	Purchased	Per Share	Plan	Plan

April 1 – April 30	-	$-	316,149	367,000
May 1 – May 31	-	-	316,149	367,000
June 1 – June 30	-	-	316,149	367,000

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  REMOVED AND RESERVED.

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

AJS BANCORP, INC.

Date: August 10, 2010	/s/ Thomas R. Butkus
Thomas R. Butkus
Chief Executive Officer and Chairman of the Board

Date: August 10, 2010	/s/ Lyn G. Rupich
Lyn G. Rupich
President and Chief Operating Officer