Form 10-Q
period 2010-09-30
AJS BANCORP INC
filed 2010-11-22
CIK 1144515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

On October 21, 2010, the issuer had 2,023,045 shares of common stock issued and outstanding, $0.01 per share par value.

AJS BANCORP, INC.

Form 10-Q Quarterly Report

Index

ITEM 1.  FINANCIAL STATEMENTS

AJS Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands of dollars, except share data)

	(unaudited) September 30, 2010	December 31, 2009

ASSETS
Cash and due from banks (interest-earning: 2010 –
$13,881; 2009 – $1,963)	$15,173	$6,484
Certificates of deposit	200	1,700
Trading securities	23	25
Securities available-for-sale	98,575	92,167
Securities held-to-maturity (fair value: September 30, 2010 - $375;
December 31, 2009 - $365)	355	360
Loans, net of allowance of $1,853 at September 30, 2010,
$3,035 at December 31, 2009	123,007	127,456
Other real estate owned	3,685	2,768
Federal Home Loan Bank stock, at cost	2,450	2,450
Premises and equipment	4,049	4,181
Bank-owned life insurance	3,463	3,351
Due from broker	-	4,727
Accrued interest receivable	1,122	973
Other assets	1,757	2,626

Total assets	$253,859	$249,268

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$205,349	$193,175
Federal Home Loan Bank advances	18,300	25,300
Advance payments by borrowers for taxes and insurance	2,019	1,566
Other liabilities and accrued interest payable	3,280	5,381
Total liabilities	228,948	225,422

Stockholders' equity
Preferred stock, $.01 par value, 20,000,000 shares authorized;
none issued	-	-
Common stock, $.01 par value, 50,000,000 shares authorized;
2,444,521 shares issued at September 30, 2010 and at
December 31, 2009	24	24
Additional paid in capital	12,291	12,207
Treasury stock at cost (421,476 shares at September 30, 2010
and 421,239 at December 31, 2009)	(9,827)	(9,824)
Retained earnings	21,597	20,979
Accumulated other comprehensive income	826	460
Total stockholders' equity	24,911	23,846

Total liabilities and stockholders' equity	$253,859	$249,268

See notes to consolidated financial statements.

Index

AJS Bancorp, Inc.
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Interest and dividend income
Loans	$1,607	$1,740	$4,886	$5,204
Securities	845	774	2,616	2,559
Interest-earning deposits and other	6	39	23	135
Federal funds sold	-	-	-	1
Total interest income	2,458	2,553	7,525	7,899

Interest expense
Deposits	647	745	2,032	2,477
Federal Home Loan Bank
advances and other	145	219	460	785
Total interest expense	792	964	2,492	3,262

Net interest income	1,666	1,589	5,033	4,637
Provision for loan losses	284	246	385	246

Net interest income after provision for
loan losses	1,382	1,343	4,648	4,391

Noninterest income
Service fees	99	101	292	324
Rental income	26	25	76	73
Earnings on bank owned life insurance	38	38	112	111
Gain on sale of securities available-for-sale	464	173	926	482
Other-than-temporary impairment on
Investment (all credit)	-	(126)	-	(126)
Other	33	40	111	133
Total noninterest income	660	251	1,517	997

Noninterest expense
Compensation and employee benefits	916	678	2,336	2,140
Occupancy expense	248	245	705	643
Data processing expense	86	79	253	255
Advertising and promotion	72	58	194	160
Professional fees	89	75	240	229
Postage and supplies	38	35	123	107
Bank security	40	39	110	113
Federal deposit insurance	85	72	239	301
Valuation allowance on other real estate owned	430	0	455	0
Expenses on other real estate owned	76	120	238	120
Other	106	54	392	350
Total noninterest expense	2,186	1,455	5,285	4,418

Income (loss) before income taxes	(144)	139	880	970

Income taxes	-	22	-	290

Net income (loss)	$(144)	$117	$880	$680

Earnings (loss) per share
Basic	$(0.07)	$0.06	$0.43	$0.34
Diluted	(0.07)	0.06	0.43	0.34
Weighted average shares - Diluted	2,023,130	2,023,372	2,023,195	2,024,206

Comprehensive income (loss)	$(533)	$572	$1,246	$705

See notes to consolidated financial statements.

Index

AJS Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$880	$680
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	230	218
Provision for loan losses	385	246
Valuation allowance on other real estate owned	455	-
Deferred income taxes	95	(495)
Net amortization of securities	30	75
Earnings on bank owned life insurance	(112)	(111)
Gain on the sale of available securities for sale	(926)	(482)
Gain on the sale of other real estate owned	(43)	-
Other-than-temporary impairment on investment	-	126
Changes in:
Fair value of trading securities	2	(7)
Accrued interest receivable and other assets	392	1,703
Accrued interest payable and other liabilities	(2,019)	169
Net cash from operating activities	(631)	2,122

Cash flows from investing activities

Securities available-for-sale
Purchases	(88,351)	(41,074)
Sales	24,806	14,641
Maturities and principal payments	63,361	37,418
Securities held-to-maturity
Purchases
Maturities and principal payments	5	6
Net change in certificates of deposit	1,500	3,998
Net change in loans	2,359	(7,731)
Proceeds from the sale of OREO	387	-
Purchase of equipment	(98)	(137)
Net cash from investing activities	3,969	7,121

Cash from financing activities
Net change in deposits	12,174	(1,122)
Net change in advance payments by borrowers for
taxes and insurance	442	588
Net change in Federal Home Loan Bank advances	(7,000)	(7,875)
Dividends paid	(262)	(263)
Purchase of treasury stock	(3)	(29)
Net cash from financing activities	5,351	(8,701)

Net change in cash and cash equivalents	8,689	542

Cash and cash equivalents at beginning of period	6,484	7,393

Cash and cash equivalents at end of period	$15,173	$7,935

(Continued)

Index

AJS Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	Nine Months Ended September 30,
	2010	2009

Supplemental disclosures of cash flow information
Loans and related escrow balances transferred to
other real estate owned	$1,716	$3,208

Supplemental non-cash disclosures
Due to broker	$-	$1,000

See notes to consolidated financial statements.

Index

AJS Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Nine months ended September 30, 2009
(in thousands of dollars)
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2008	$24	$11,728	$(9,795)	$23,764	$1,376	$27,097
Purchase of 2,351 shares of treasury stock	-	-	(29)	-	-	(29)
ESOP put option	-	461	-	-	-	461
Cash dividend ($0.33 per share)	-	-	-	(263)	-	(263)
Comprehensive income:
Net income	-	-	-	680	-	680
Change in unrealized gain on securities
available for sale, net of taxes	-	-	-	-	25	25
Total comprehensive income						705

Balance at September 30, 2009	$24	$12,189	$(9,824)	$24,181	$1,401	$27,971

(Continued)

Index

AJS Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Nine months ended September 30, 2010
(in thousands of dollars)
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2009	$24	$12,207	$(9,824)	$20,979	$460	$23,846
Purchase of 237 shares of treasury stock	-	-	(3)	-	-	(3)
ESOP put option	-	84	-	-	-	84
Cash dividend ($0.33 per share)	-	-	-	(262)	-	(262)
Comprehensive income:
Net income	-	-	-	880	-	880
Change in unrealized gain on securities
available for sale, net of taxes	-	-	-	-	366	366
Total comprehensive income	-	-	-	-		1,246

Balance at September 30, 2010	$24	$12,291	$(9,827)	$21,597	$826	$24,911

See notes to consolidated financial statements.

Index

AJS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Note 1 – Basis of Presentation

Principles of Consolidation:  The accompanying consolidated interim financial statements include the accounts of AJS Bancorp, Inc. ("Company") and its wholly owned subsidiary, A. J. Smith Federal Savings Bank ("Bank").  All significant intercompany balances and transactions have been eliminated.

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain disclosures required by or generally accepted in the United States (GAAP) and prevailing practices within the industry are not included herein.  These interim statements should be read in conjunction with the Company's Annual Report on Form 10-K.  The December 31, 2009 balance sheet presented herein has been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K, but does not include all of the disclosures required by U. S. generally accepted accounting principles.

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

Note 2 – Earnings (Loss) Per Share

Basic earnings (loss) per share for the three and nine months ended September 30, 2010 and 2009 were computed by dividing net income (loss) by the weighted average number of shares outstanding.  Diluted earnings (loss) per share for the three and nine months ended September 30, 2010 and 2009 were computed by dividing net income (loss) by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards.  Computations for basic and diluted earnings (loss) per share are provided below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands) (Except per share amounts)		(in thousands) (Except per share amounts)
Basic
Net income (loss)	$(144)	$117	$880	$680
Weighted average common shares
outstanding	2,023	2,023	2,023	2,024

Basic earnings (loss) per common share	$(0.07)	$0.06	$0.43	$0.34

Index

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands) (Except per share amounts)		(in thousands) (Except per share amounts)
Diluted
Net income (loss)	$144	$117	$880	$680
Weighted average common shares
outstanding	2,023	2,023	2,023	2,024
Dilutive effect of stock awards	-	-	-	-
Dilutive effect of stock options	-	-	-	-

Diluted average common shares	2,023	2,023	2,023	2,024

Diluted earnings (loss) per common share	$(0.07)	$0.06	$0.43	$0.34

There were 90,485 options that were anti-dilutive for the three and nine months ended September 30, 2010 and 2009.

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

Note 4 – Securities

At September 30, 2010 and December 31, 2009, the Company had equity trading securities carried at a fair value of $23 and $25, respectively.

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2010
U.S. government-sponsored entities	$74,753	$936	$(32)	$75,657
Residential agency mortgage-backed	22,470	502	(54)	22,918

Total	$97,223	$1,438	$(86)	$98,575

December 31, 2009
U.S. treasuries	$1,968	$-	$(43)	$1,925
U.S. government-sponsored entities	55,379	50	(855)	54,574
Residential agency mortgage-backed	34,069	1,599	-	35,668
Total	$91,416	$1,649	$(898)	$92,167

Index

The amortized cost, unrecognized gains and losses, and fair values of securities held to maturity were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
September 30, 2010
Residential agency
mortgage-backed	$35	$2	$-	$37
State and municipal	320	18	-	338

Total	$355	$20	$-	$375

December 31, 2009
Residential agency mortgage-backed	$40	$2	$-	$42
State and municipal	320	3	-	323

Total	$360	$5	$-	$365

Contractual maturities of securities at September 30, 2010 are set forth below.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$1,000	$1,007	$-	$-
Due after one year through five years	15,355	15,366	-	-
Due after five year through ten years	40,078	40,349	320	338
Due after ten years	18,320	18,935	-	-
Residential mortgage-backed securities	22,470	22,918	35	37

	$97,223	$98,575	$355	$375

Securities with a carrying value of approximately $16,141 and $15,473 at September 30, 2010 and December 31, 2009 were pledged to secure public deposits and for other purposes as required or permitted by law.

Sales of available for sale securities for the nine months ended September 30 were as follows:

	2010	2009

Proceeds from sale of securities available for sale	$20,079	$14,641

Gross gains from sale of securities available for sale	926	482

Index

Securities with unrealized losses at September 30, 2010 and December 31, 2009, not recognized in income, by length of time that individual securities have been in a continuous unrealized loss position, are as follows.  Securities are available for sale unless otherwise noted.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2010	(in thousands)
U.S. government-
sponsored entities	$13,544	$(32)	$-	$-	$13,544	$(32)
Residential mortgage-
backed	12,606	(54)	-	-	12,606	(54)

Total temporarily
impaired	$26,150	$(86)	$-	$-	$26,150	$(86)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2009	(in thousands)
U.S. government-
sponsored entities	$42,993	$(855)	$-	$-	$42,993	$(855)
U.S. treasuries	1,925	(43)	-	-	1,925	(43)

Total temporarily
impaired	$44,918	$(898)	$-	$-	$44,918	$(898)

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

The Company used the following methods and significant assumptions to estimate the fair value of items:

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

Index

Other Real Estate Owned:  The fair value of OREO is generally based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

At September 30, 2010 and December 31, 2009, the Company had no liabilities measured at fair value.  Assets measured at fair value on a recurring basis are summarized below:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010:
Trading securities	$23	$23	$-	$-
Securities available-for-sale:
U.S. government- sponsored entities	75,657	-	75,657	-
Residential agency mortgage-backed	22,918	-	22,918	-

December 31, 2009:
Trading securities	$25	$25	$-	$-
Securities available-for-sale:
U.S. Treasuries	1,925	-	1,925	-
U.S. government-sponsored entities	54,574	-	54,574	-
Residential agency mortgage-backed	35,668	-	35,668	-

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010:
Impaired loans	$1,802	$-	$-	$1,802
Other real estate owned	3,685	-	-	3,685

December 31, 2009:
Impaired loans	$1,601	$-	$-	$1,601
Other real estate owned	2,768	-	-	2,768

The Company had eight loans measured at fair value on a non-recurring basis at September 30, 2010 and one impaired loan measured at fair value on a non-recurring basis at December 31, 2009.  The impaired loans measured for impairment using the fair value of the collateral dependent loans had a carrying amount of $2.2 million with a specific reserve allocation of $395,000 at September 30, 2010.  At December 31, 2009 the impaired loan had a carrying amount of $2.9 million, with a specific reserve allocation of $1.3 million.  There was $395,000 in additional provisions recognized on impaired loans measured at fair value on a non-recurring basis during the nine months ended September 30, 2010 and no additional provision for 2009.

Index

At September 30, 2010, other real estate owned (OREO) carried at fair value approximates $3.7 million, net of a valuation allowance of $1.0 million.  There was $430,000 and $455,000 in additional valuation allowances on OREO recognized through income during the three months and nine months ended September 30, 2010, respectively.  At December 31, 2009, other real estate owned carried at fair value approximates $2.8 million with a valuation allowance of $649,000.  There was a valuation allowance of $71,000 as of September 30, 2009.

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

•
Real Estate Trends and Loan Quality: Non-performing loans in our single family and home equity loan mortgage portfolio increased to $1.4 million as of September 30, 2010, compared to $47,000 as of December 31, 2009 and $124,000 at June 30, 2010.  The increase in both number and dollar amount of non-performing mortgage loans, both on a year-over-year basis and from the previous quarter, is the result of on-going economic stress in the Chicago-land marketplace.  While increased provisions have been recorded on these loans, principally related to reserves on loans accounted for as troubled debt restructurings, net charge-offs on single family and home equity loans over the last four quarters have decreased $1,000 compared to the prior four quarters.  Non-performing loans in our commercial mortgage portfolio decreased $1.0 million to $5.4 million as of September 30, 2010, compared to $6.4 million as of December 31, 2009, due to transfers to OREO.  Net charge-offs on commercial loans over the last four quarters were $3.0 million compared to net charge-offs on commercial loans of $4.1 million over the preceding four quarters.

Index

•
Securities Portfolio:  Our securities portfolio primarily consists of Fannie Mae and Freddie Mac bonds and mortgage backed securities.  At September 30, 2010, total unrealized losses on our securities portfolio were less than one percent of total investment securities.  As of September 30, 2010, management has not identified any available for sale or held to maturity securities that we believe would be classified as other than temporarily impaired.

•
Capital Levels:  As detailed in the Capital Resources section of the Form 10-Q, the Bank's capital levels exceed regulatory capital requirements.  As of September 30, 2010, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action.  The Company’s core capital was $23.2 million or 9.2%, exceeding its required capital amount by $13.1 million or 5.3%.

•
Liquidity:  During the credit crisis, certain banking institutions encountered liquidity issues.  To address industry trends, the Company has shifted the composition of its assets to increase its level of shorter term liquid assets that if needed, could be sold to meet short term liquidity needs.  We refer your attention to the Liquidity section for additional details.

•
Enactment of Dodd-Frank Legislation:  Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision.  The Bank will be regulated by the Office of the Comptroller of the Currency after the Office of Thrift Supervision is eliminated.  The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like the Company, in addition to bank holding companies which it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, will apply to savings and loan holding companies like the Company.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  We do not have any outstanding trust preferred securities.  The Dodd Frank Act also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The Act also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities

Index

and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The Act also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless.

Many of these provisions are subject to rule making procedures and studies that will be conducted in the future and the full effects of the Act on the Company cannot yet be determined.  However, these provisions, or any other aspects of current proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose the Company to additional costs, including increased compliance costs.  These changes also may require the Company to invest significant management attention and resources to make any necessary changes to our operations in order to comply, and could therefore also materially adversely affect our business, financial condition, and results of operations.

•
Departure of President and Chief Operating Officer: On September 17, 2010 the Company announced that Lyn Rupich, the Company’s President and Chief Operating Officer, would resign from her positions with the Company, its mutual holding company parent and subsidiary bank, effective October 8, 2010 in order to pursue other endeavors.  The Board of Directors has appointed Thomas R. Butkus, the Company’s Chief Executive Officer as President effective October 8, 2010.  Mr. Butkus previously served as President and Chief Executive Officer from 1983 to 2002 and remained Chief Executive Officer during Ms. Rupich’s tenure as President.

The following discussion compares the financial condition of the Company at September 30, 2010 to its financial condition at December 31, 2009 and the results of operations for the three- and nine-month periods ended September 30, 2010 to the same periods in 2009.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at September 30, 2010 were $253.9 million, an increase of $4.6 million or 1.8% from $249.3 million at December 31, 2009.  The increase in total assets primarily reflects an increase in securities, cash and cash equivalents and OREO, partially offset by decreases in loans receivable, certificates of deposit at other financial institutions, and due from broker.  Securities increased $6.4 million or 6.9% to $99.0 million at September 30, 2010 from $92.6 million at December 31, 2009 primarily due to purchases of government-sponsored agency notes and bonds with call features partially offset by security sales, calls, principal repayments, and maturities within the portfolio.  OREO increased $917,000 or 33.1% to $3.7 million at September 30, 2010 from $2.8 million at December 31, 2009, primarily due to the repossession of the collateral securing non-performing commercial mortgage loans partially offset by sales of OREO and further reductions in the fair value of the assets of $430,000 during the quarter ended September 30, 2010.  Net loans receivable decreased $4.5 million or 3.5% to $123.0 million at September 30, 2010 from $127.5 million at December 31, 2009.  The decrease in loans was due to loan repayments exceeding demand in all segments of the loan portfolio.  Certificates of deposit decreased $1.5 million or 88.2% to $200,000 at September 30, 2010 compared to $1.7 million at December 31, 2009, due to certificates maturing.  Due from broker decreased $4.7 million to $0 as of September 30, 2010 as securities sold during the fourth quarter of 2009 settled in the first quarter of 2010.

At September 31, 2010 and December 31, 2010, the Company’s loan portfolio composition was as follows:

	2010	2009
Mortgage:
Secured by one-to-four-family residences	$90,042	$91,731
Secured by multi-family and commercial
properties	21,067	25,152
Home equity	13,426	13,154
Consumer and other	288	375
	124,823	130,412
Allowance for loan losses	(1,853)	(3,035)
Net deferred costs and other	37	79

Loans, net	$123,007	$127,456

Index

The Company’s September 30, 2010, allowance consists of $395,000 of specific reserves on impaired loans and $1.5 million of general reserves. At December 31, 2009, the specific reserves totaled $1.3 million and the general reserves totaled $1.7 million. The decrease in the specific reserves primarily relates to charge-offs recorded during the first nine months of 2010 on loans with specific reserves as of December 31, 2010. The decrease in the general reserves primarily relates to lower loan balances across the Company’s loan portfolio and more specifically lower loan balances in higher risk asset classes, specifically commercial loans.

The Company had non-performing assets of $10.6 million at September 30, 2010 compared to $9.3 million at December 31, 2009 and $8.9 million at June 30, 2010. Included in the increase since June 30, 2010, are four loans, totaling $1.5 million that are in the process of troubled debt restructurings. The Company has recorded an allowance of $207,000 on these loans during the third quarter of 2010.  The allowance for loan losses was $1.9 million at September 30, 2010 and $3.0 million at December 31, 2009.  This represents a ratio of allowance for loan losses to gross loans receivable of 1.5% and 2.3%, respectively at September 30, 2010 and at December 31, 2009.  The allowance for loan losses to non-performing loans was 27.0% as of September 30, 2010 compared to 46.6% as of December 31, 2009.  The decrease in the allowance for loan losses was primarily due to a $ 1.1 million specific reserve allocation that was charged-off as a result of a commercial loan troubled debt restructure.

The increase in non-performing assets primarily reflects additional loans that have been or are in the process of troubled debt restructurings. When a borrower has demonstrated financial strain but has the ability to make continued payments, though at a lesser amount than contractually required, the Company may choose to restructure these loans so that the ultimate cash flows to the Company can be maximized. In many cases, loan modifications maximize long-term cash flows to the Company as compared to collateral liquidation. In the event of a troubled debt restructure, the Company will record an allowance for loan losses on the loan, calculated as the difference between the discounted cash flows (discounted using the effective rate of the prior note) of the modified loan and the contractual balance. The following table sets forth the number and dollar amount of non-performing assets for the periods presented.

	September 30, 2010		December 31, 2009
	Number	Amount	Number	Amount
	(in thousands)		(in thousands)

Single-family	17	$1,444	4	$47
Commercial	11	5,424	10	6,443
OREO	7	3,685	9	2,768

Total non-performing assets	35	$10,553	23	$9,258

For the three and nine months ending September 30, 2010 and 2009, activity in the allowance for loan losses was as follows:

	For the Three Months Ended September 30,		For the Nine Months September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Beginning balance	$1,674	$2,373	$3,035	$2,734
Provision for loan losses	284	246	385	246
Charge-offs	(105)	(771)	(1,574)	(1,132)
Recoveries	-	-	7	-

Ending balance at September 30	$1,853	$1,848	$1,853	$1,848

Index

Impaired loans at September 30, 2010 compared to December 31, 2009 were as follows:

	2010	2009
Impaired loans with allocated allowance for
loan losses	$2,198	$2,914
Impaired loans with no allocated allowance
for loan losses	5,478	3,688

Total	$7,676	$6,602

Amount of the allowance for loan losses allocated	$395	$1,313

The Company monitors the performance of our loan portfolio and gives significant attention to the review and analysis of impaired credits. Reserves on impaired loans are adjusted as new information becomes available.  Information such as the receipt of an updated appraisal, updated financial statements, results of physical inspections and results of litigation are examples of events that would require the Company to reassess the ultimate collectability of impaired loans.

At September 30, 2010, the Company has three large (in excess of $500,000) impaired loan relationships, of which two are considered troubled debt restructurings, totaling $3.9 million (after previous charge-offs and specific allocations totaling $3.6 million).  In addition, the Company had two loan relationships totaling $718,000 that are currently performing according to the terms of troubled debt restructure agreements and are included in the impaired loan totals above as of September 30, 2010.  The Company had one loan relationship totaling $2.9 million that was performing according to the terms of its troubled debt restructure agreement included in the impaired loan totals above as of December 31, 2009.  The Company continues to monitor these loans and as conditions change, specific reserves on these loans are adjusted or additional charge-offs are recorded.

Total liabilities comprised almost entirely of deposits and borrowings increased $3.5 million or 1.6% to $228.9 million at September 30, 2010 from $225.4 million at December 31, 2009.  Total deposits increased $12.2 million or 6.3% to $205.3 million at September 30, 2010 from $193.2 million at December 31, 2009.  FHLB borrowings decreased $7.0 million or 27.7% to $18.3 million at September 30, 2010 from $25.3 million at December 31, 2009.  Advance payments by borrowers for taxes and insurance increased $453,000 or 28.9% to $2.0 million from $1.6 million at December 31, 2009.  Other liabilities decreased as a result of the termination and distribution of the inside directors’ retirement plan totaling $1.3 million as well as the repayment to broker for securities purchased totaling $1.0 million.  The Board of Directors of A. J. Smith Federal Savings Bank terminated the A. J. Smith Federal Savings Bank Retirement Plan for Inside Directors (the “Plan”) effective as of August 17, 2010, and distributed the benefits under the Plan.  The Plan was fully accrued and vested as of December 31, 2002 and the only increases in the Plan assets after December 31, 2002 were earnings on the account.  Since no contributions or accruals, other than earnings on the Plan assets, have been credited after December 31, 2004, the Plan is “grandfathered” and is not subject to the requirements of Section 409A of the Internal Revenue Code.

 Total stockholders’ equity increased $1.1 million or 4.5% to $24.9 million at September 30, 2010 from $23.8 million at December 31, 2009.  The increase reflects net income of $880,000 for the nine months ended September 30, 2010 and a $366,000 increase in other comprehensive income, partially offset by dividends paid of $262,000.

The Company paid a quarterly dividend of $0.11 cents per share on August 20, 2010 to stockholders of record as of August 6, 2010.  In addition, the Company’s Board of Directors announced that it has declared a quarterly dividend of $0.11 cents per share payable on November 26, 2010, to stockholders of record on November 12, 2010.  AJS Bancorp, MHC (the "MHC") waived 100% of the August cash dividend, and intends to waive 100% of the November dividend.  As of September 30, 2010, the Company held cash totaling $15.2 million. At September 30, 2010 the Bank’s tier 1 capital as well as its tangible capital ratio was 9.2%, and its risk-based capital ratio was 20.4%.

Index

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

For the quarter ended September 30, 2010, the Company had a net loss of $144,000 as compared to net income of $117,000 for the third quarter of 2009.  The decrease in operating performance primarily resulted from an increase in non-interest expenses and higher loan loss provisions, offset by an increase in non-interest income.

Net interest income increased $77,000 or 4.9% to $1.7 million for the quarter ended September 30, 2010 from $1.6 million for the same period in 2009.  Average interest earning assets were $234.9 million and $218.3 million during the comparative 2010 and 2009 quarters while the average yield was 4.19% and 4.68%, respectively.  Average interest-bearing liabilities were $220.7 million and $201.9 million during the comparative 2010 and 2009 quarters while the average rate paid was 1.44% and 1.91%, respectively.

The increase in net interest income was primarily due to lower interest expense for the comparable periods.  Total interest expense decreased $172,000 or 17.8% to $792,000 compared to interest expense of $964,000 for the same period in 2009.  The decrease in interest expense was partially offset by a decrease in interest income for the comparable periods.  Total interest income decreased $95,000 or 3.7% to $2.5 million for the quarter ended September 30, 2010 compared to $2.6 million for the same period in 2009.

The decrease in interest income was primarily due to decreases in yield in each interest earning category as well as reductions in average balances in loan receivables and interest-earning deposits.  The average balance for loans for the three months ended September 30, 2010 was $125.8 million with an average yield of 5.11% compared to $132.8 million with an average yield of 5.24% for the same quarter in 2009.  The average balance of securities increased to $99.6 million for the three months ended September 30, 2010 from $74.5 million for the same period last year.  The average yield decreased to 3.39% on securities while for the same quarter last year the average yield was 4.16%.  The average balance of interest-earning deposits for the three months ended September 30, 2010 decreased to $9.5 million with an average yield of 0.25% compared to an average balance of $10.9 million with an average yield of 1.44% for the same quarter in 2009.

The decrease in interest expense was primarily due to decreased cost of deposits, as well as a decrease in the average balance of FHLB advances, offset by increases in the average deposit balances for the comparable periods.  The average deposit balances were $202.2 million for the three months ended September 30, 2010 compared to $177.7 million for the same period last year.  The average cost of deposits for the three months ended September 30, 2010 was 1.28% as compared to 1.67% for the same quarter in 2009.  Average FHLB advances balances fell to $18.5 million for the three months ended September 30, 2010 compared to $24.2 million for the same period last year.  The average cost for FHLB advances was 3.14% for the third quarter in 2010 compared to 3.62% for the same period in 2009.  The average cost of interest-bearing liabilities decreased to 1.44% for the three months ended September 30, 2010 from 1.91% for the same period ended 2009.

Our net interest rate spread decreased 2 basis points to 2.75% for the quarter ended September 30, 2010 from 2.77% for the same period in 2009, while our net interest margin decreased 7 basis points to 2.84% for the quarter ended September 30, 2010 from 2.91% for the same period ended September 30, 2009.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 106.45% for the three months ended September 30, 2010 from 108.13% for the same period in 2009.

The Company recorded a provision of $284,000 for the three months ended September 30, 2010 and $246,000 provision for the three months ended September 30, 2009.  The majority, $207,000, of the provision recognized during the third quarter of 2010 relates to reserves recorded on loans classified as troubled debt restructurings. The Company’s allowance for loan loss balance remained principally unchanged from September 31, 2009. We will continue to monitor the loan portfolio and should market conditions deteriorate further, management may need to make additional provisions for loan losses in the future.  Non-performing assets as a percentage of total assets were 4.16% and 3.72% at September 30, 2010 and December 31, 2009, respectively.

Index

Non-interest income increased $409,000 or 163.0% to $660,000 for the quarter ended September 30, 2010 from $251,000 for the comparable quarter in 2009.  The increase in non-interest income is primarily the result of gains on the sale of securities that were sold during the quarter ended September 30, 2010.

Non-interest expense increased $731,000 or 50.2% to $2.2 million for the quarter ended September 30, 2010 compared to $1.5 million for the quarter ended September 30, 2009.  The increase in non-interest expense is primarily due to increases in OREO  valuation reserves and salaries and employee benefits.  Salaries and employee benefits increased $238,000 or 35.1% to $916,000 for the three months ended September 30, 2010 compared to $678,000 for the same period in 2009.  The increase reflects the $141,000 compensation associated with the resignation of the Company’s President and Chief Operating Officer and a $30,000 discretionary employee bonus paid during the quarter ended September 30, 2010.

Income tax expense netted to zero for the three months ended September 30, 2010 compared to tax expense of $22,000 for the quarter ended September 30, 2009. The Company’s reduction of its previously recorded deferred tax valuation allowance based on performance for the nine months ended September 30, 2010 resulted in no tax expense for the quarter ended September 30, 2010.  The Company recorded a $1.5 million valuation allowance against the Company’s deferred tax asset in the fourth quarter of 2009.  The Company’s deferred tax asset consists primarily of timing differences in the tax deductibility of bad debt expense and deferred compensation.  Future realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income of the appropriate character within the carry-back and carry-forward periods available under the tax law.

Index

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

Net income increased by $200,000 or 29.4% to $880,000 for the nine months ended September 30, 2010, compared to net income of $680,000 for the same period in 2009.  The Company’s return on average assets increased to .47% for the nine months ended September 30, 2010 from .38% for the comparable period in 2009.  The increase in net income resulted from increases in net interest income, non-interest income, and a recovery of a portion of the deferred tax asset valuation allowance discussed in more detail above offset by an increase in non-interest expense and the loan loss provision.

Net interest income increased by $396,000 or 8.5% to $5.0 million for the nine months ended September 30, 2010 from $4.6 million for the same period in 2009.  The increase in net interest income primarily reflects lower interest expense for the comparable periods as interest rates on interest-bearing liabilities fell at a faster pace than the yields fell on interest-earning assets.  Average interest earning assets were $230.5 million and $221.7 million during the comparative 2010 and 2009 periods while the average yield was 4.35% and 4.75%, respectively.  Average interest-bearing liabilities increased to $218.5 million for the nine months ended September 30, 2010 compared to $204.6 million for the comparable 2009 period, while the average cost of interest-bearing liabilities decreased to 1.52% from 2.13% for the comparable periods. Our net interest rate spread increased 21 basis points to 2.83% from 2.62% while our net interest margin increased 12 basis points to 2.91% from 2.79%.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 105.49% for the nine months ended September 30, 2010 from 108.39% for the same period in 2009.

There was a $385,000 provision for loan losses for the nine months ended September 30, 2010 and $246,000 provision for loan losses for the nine months ended September 30, 2009.   Any loan loss provisions are made to maintain an allowance that is reflective of management’s estimate of losses incurred in our loan portfolio.  We will continue to monitor the loan portfolio and should market conditions deteriorate further, management may need to make additional provisions for loan losses in the future.  Although the Company believes that the allowance for loan losses is adequate to absorb probable incurred losses on existing loans that may become uncollectible, given the conditions of the real estate markets and economy in general there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses and may require the Company to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations. See the “Financial Condition” section for more information.

Non-interest income increased $520,000 or 52.2% to $1.5 million for the nine months ended September 30, 2010 from $997,000 for the comparable period in 2009.  The increase in non-interest income is primarily the result of an increase in the gain on available for sale securities and a decrease in other than temporary impairment on investment, offset by a decrease in other non-interest income items.  Gain on securities sales increased $444,000 or 92.1% to $926,000 for the nine months ended September 30, 2010 compared to $482,000 for the same period in 2009 due to the sale of available for sale mortgage-backed securities.  During the nine months ended September 30, 2009, the Company recorded a $126,000 other than temporary impairment charge on stock held in another financial institution (“banker’s bank”).  Due to the banker’s bank inability to project a recovery in the value of the investment equal to the Company’s investment, the Company recognized other than temporary impairment in the amount of $126,000 during the third quarter of 2009. Other non-interest income decreased $21,000 or 15.9% to $111,000 for the nine months ended September 30, 2010 compared to $132,000 for the nine months ended September 30, 2009.  The decrease in other non-interest income was primarily due to a $11,000 decrease in insurance commissions for the comparable periods reflecting a decrease in the sale of fixed and variable rate annuities for the comparable periods as investors avoided most non-insured financial market instruments, as well as a $9,000 decrease in correspondent fee income on mortgage loans for the comparable periods.

Non-interest expense increased $867,000 or 19.6% to $5.3 million for the nine-month period ended September 30, 2010 from $4.4 million for the comparable period in 2009.  The increase in non-interest expense is primarily due to increases in OREO expenses and valuation reserves, salaries and employee benefits, occupancy costs and advertising and promotion expenses, partially offset by a decrease in federal deposit insurance premiums.  Valuation allowances on OREO increased $384,000 to $455,000 for the nine month period ended September 30, 2010 from $71,000 for the comparable period in 2009.  Expenses on

Index

OREO increased $193,000 to $225,000 for the nine month period ended September 30, 2010 from $32,000 for the comparable period in 2009.  The increase in expenses on OREO was primarily due to real estate taxes, association assessments, and insurance premiums.  Other non-interest expense items increased $38,000 to $405,000 for the nine month period ended September 30, 2010 from $367,000 for the comparable period in 2009.  Salaries and employee benefits increased $196,000 or 9.2% to $2.3 million for the nine month period ended September 30, 2010 from $2.1 million for the same period in 2009.  The increase reflects the $141,000 compensation associated with the resignation of the Company’s President and Chief Operating Officer and a $30,000 discretionary employee bonus paid during the quarter ended September 30, 2010. Occupancy costs increased $62,000 or 9.6% to $705,000 for the nine months ended September 30, 2010 compared to $643,000 for the same period in 2009.  The increase primarily reflects lower occupancy costs in 2009 reflecting the Company’s successful appeal of a real estate tax assessment and the resulting refund of real estate taxes received during the nine months ended September 30, 2009.  Advertising and promotion costs increased $34,000 or 21.3% to $194,000 for the quarter ended September 30, 2010 compared to $160,000 for the same period in 2009.  The increase was due to promotional activities designed to retain some of the Bank’s customers held during the nine months ended September 30, 2010.    Federal deposit insurance premiums decreased $62,000 or 20.6% to $239,000 for the nine months ended September 30, 2010 compared to $301,000 for the same period in 2010.  The decrease was primarily due to a special assessment imposed upon every insured financial institution at June 30, 2009 to replenish the FDIC deposit insurance fund.

Income tax expense netted to zero for the nine months ended September 30, 2010 compared to tax expense of $290,000 for the nine months ended September 30, 2009.  The decrease was the result of the recovery of $281,000 of the Company’s deferred tax asset valuation allowance for the nine months ended September 30, 2010.  Please reference the quarterly income tax expense information above regarding the Company’s $1.5 million valuation allowance which was recorded against the Company’s deferred tax asset in the fourth quarter of 2009.  As of September 30, 2010, the Company recorded $0.9 million in pre-tax income and offset $281,000 of federal and state income tax expense with a recovery of a portion of the deferred tax asset reserve recorded in 2009 which resulted in no tax expense for the period.  As of September 30, 2010 the Company has a $1.1 million deferred tax asset reserve.

LIQUIDITY

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities.  The Bank invests excess funds in overnight deposits and other short-term interest-earning assets to provide liquidity to meet these needs.  At September 30, 2010, cash and cash equivalents totaled $15.2 million.  At September 30, 2010, the Bank had commitments to fund loans of $6.4 million, available lines of credit of $12.8 million, and standby letters of credit of $195,000.  At September 30, 2010, certificates of deposit represented 55.02% of total deposits.  The Bank has historically retained these deposit accounts.  In addition, the Bank has borrowing capacity for an additional $45.9 million from the FHLB without having to provide additional collateral.  The Bank considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term capital needs.

Index

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations.  The following table summarizes the Bank's regulatory capital requirements versus actual capital for the periods presented:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010
Total risk-based capital to
risk-weighted assets	$24,723	21.63%	$9,143	8.0%	$11,428	10.0%
Tier I (core) capital to risk-
weighted assets	23,242	20.38%	4,571	4.0	6,857	6.0
Tier I (core) capital to
adjusted total assets	23,242	9.18%	10,150	4.0	12,687	5.0

As of December 31, 2009
Total risk-based capital to
risk-weighted assets	$23,355	19.64%	$9,508	8.0%	$11,886	10.0%
Tier I (core) capital to risk-
weighted assets	21,849	18.38	4,754	4.0	7,132	6.0
Tier I (core) capital to
adjusted total assets	21,849	8.75	9,986	4.0	12,482	5.0

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

Index

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

The following table sets forth as of June 30, 2010 (the latest date for which information is available), the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  The Company anticipates that the September 30, 2010 Net Portfolio Value will be similar to the June 30, 2010 table shown below.

Change in Interest Rates	Net Portfolio Value			NPV as % of Portfolio Value of Assets
in Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Basis Point Change
	(Dollars in thousands)

300	$18,389	$(15,093)	(45)%	7.54%	(518)
200	24,473	(9,009)	(27)	9.74	(298)
100	30,070	(3,412)	(10)	11.64	(108)
50	30,683	(2,799)	(8)	11.81	(91)
Static	33,482	-	-	12.72	-
-50	33,405	(77)	0	12.66	(6)
-100	33,425	(57)	0	12.64	(8)

The table above indicates that at June 30, 2010, in the event of a 200 basis point increase in interest rates, we would experience a 27.0% decrease in net portfolio value.  A 100 basis point decrease in interest rates would result in a less than 1% change in net portfolio value.  All model outputs associated with the -200 or -300 basis point scenarios are not utilized because of the low prevailing interest rate environment.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement.  Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or re-pricing of specific assets and liabilities.  Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on its net interest income, and will differ from actual results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is set forth under ITEM 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk”.

ITEM 4T.  CONTROLS AND PROCEDURES

During the third quarter of 2010, the Company’s independent registered public accounting firm identified a material weakness in our internal controls over financial reporting.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, during the Company’s independent registered public accounting firm review of file maintenance change reports, they indentified certain loans that had maintenance changes of due dates that were outside of Company policy and generally accepted banking practices.   These loans had the due dates advanced, although, the full contractual payments were not received.  In these instances a partial payment was received and Company personnel did not understand that the procedure of due date maintenance was a violation

Index

of policies and practices. As a result of this finding, our non-performing loans increased by $1.9 million and additional provisions for loan losses of $207,000 were recorded. Because partial payments (generally including all interest) were being received from the borrowers, in each case, the loans are not believed to be collateral dependent. The Company is actively working with the borrowers to restructure the loans (i.e., troubled debt restructures) so that borrowers can satisfy the contractual obligations of the loan.

As part of the Company’s determination of the financial statement impact, the Company took the following actions:

•	Ensured all employees understand the loan policies and procedures and that loan maintenance of due dates in these instances are a violation of Company policies and practices.
•	Established appropriate internal controls to ensure such matters do not reoccur.
•	Performed appropriate reviews to ensure all loans affected were identified and properly reported.
•	Evaluated necessary changes to the third quarter of 2010 financial reporting to ensure proper reporting was completed.
•	Evaluated whether prior period reporting was impacted, and if so assess the need to restate prior period(s).

This Form 10Q filing includes the financial reporting of the additional non-performing loans. We have evaluated prior filings and determined that the identified loans became impaired during the third quarter of 2010 and as such, non-performing loan and allowance balances in prior quarters were not materially affected by the identified deficiency.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with the authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention of timely detection of  unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies and procedures may deteriorate.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon, and as of the date of that evaluation, and because of the material weakness noted above, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2010. As noted above, management has taken actions it believes appropriate to remediate the material weakness. However, management believes additional time is warranted to evaluate as to whether the material weakness has been fully remediated.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Index

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

Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events.  Decreases in real estate values could potentially adversely affect the value of property used as collateral for our mortgage loans.  In the event that we are required to foreclose on a property securing a mortgage loan, there can be no assurance that we will recover funds in an amount equal to any remaining loan balance as a result of prevailing general economic conditions, real estate values and other factors associated with the ownership of real property.  As a result, the market value of the real estate underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans.  Consequently, we would sustain loan losses and potentially incur a higher provision for loan loss expense.  Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which could have an adverse impact on earnings.

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

Index

Issuer purchases of equity securities during the prior three months:

	Total Number Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased Under Publicly Announced Plan	Maximum Number of Shares That May Be Purchased Under the Repurchase Plan

July 1 – July 31	-	$-	316,149	367,000
August 1 – August 31	125	12.00	316,274	367,000
September 1 – September 30	12	12.50	316,286	367,000

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  REMOVED AND RESERVED.

ITEM 5.  OTHER INFORMATION.

(a)	None
(b)
There have been no changes to the procedures by which security holders may recommend nominees to the Company’s board of directors from that which is set forth in the Company’s annual meeting proxy statement.

ITEM 6.  EXHIBITS.

(a)	Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AJS BANCORP, INC.

Date: November 19, 2010	/s/ Thomas R. Butkus
Thomas R. Butkus
Chief Executive Officer and Chairman of the Board

Date: November 19, 2010	/s/ Pamela Favero
Pamela Favero
Vice President and CFO